Form 10-Q
period 2015-05-31
TODEX CORP.
filed 2015-06-22
CIK 1625095

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

COMMISSION FILE NO. 333-201288

TODEX CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 37-1765902 IRS Employer Identification Number 7372 Primary Standard Industrial Classification Code Number

1810 E Sahara Ave, Office 219

Las Vegas, NV 89104

Tel. (702) 997-2502

 (Address and telephone number of principal executive offices)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ]

Accelerated filer [   ]

Non-accelerated filer [   ]

Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes [   ] No [   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 22, 2015
Common Stock, $0.001	6,000,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	MAY 31, 2015 2015 (unaudited)	NOVEMBER 30, 2014
ASSETS
CURRENT ASSETS
Cash	$ 3,305	$ 6,100
Deposit	330	330
Total Current Assets	3,635	$6,430

TOTAL ASSETS	$ 3,635	$ 6,430

LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Loan payable – related party	$ 3,686	$ 986
Deferred revenue	2,000	-
Total Current Liabilities	5,686	986

TOTAL LIABILITIES	5,686	986

Commitments and Contingencies

STOCKHOLDER’S EQUITY (DEFICIT)
Common stock, authorized 75,000,000; $0.001 par value;
6,000,000 shares issued and outstanding at May 31, 2015 (unaudited) and November 30, 2014	6,000	6,000
Deficit accumulated during the development stage	(8,051)	(556)
Total Stockholder’s Equity (Deficit)	(2,051)	5,444

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$ 3,635	$ 6,430

The accompanying notes are an integral part of these condensed unaudited financial statements.

3 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended May 31, 2015	Six months ended May 31, 2015	From Inception (September 18, 2014) through May 31, 2015

REVENUES	$ -	$ -	$ -

Operating Expenses:
General and administrative expenses	1,735	7,495	8,051
Total Operating Expenses	(1,735)	(7,495)	(8,051)

Income (Loss) Before Income Tax	(1,735)	(7,495)	(8,051)

Provision for Income Tax	-	-	-

Net Income (Loss)	$ (1,735)	$ (7,495)	$ (8,051)

Net income (loss) per share:
Basic and Diluted	$ (0.00)*	$ (0.00)*
Weighted average number of shares outstanding: Basic and Diluted	6,000,000	6,000,000

* denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

4 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT) From Inception September 18, 2014 To May 31, 2015
	Common Shares		Deficit Accumulated during the Development Stage	Total Shareholder’s Equity (Deficit)
	Number of Shares	Par Value ($0.001)
Balances, September 18, 2014 (Inception)	-	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on November, 25, 2014	6,000,000	6,000	-	6,000

Net loss for the period	-	-	(556)	(556)

Balance, November 30, 2014	6,000,000	$ 6,000	$ (556)	$ 5,444

Net loss for the period	-	-	(7,495)	(7,495)

Balance, May 31, 2015	6,000,000	$ 6,000	$ (8,051)	$ (2,051)

The accompanying notes are an integral part of these condensed unaudited financial statements.

5 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six months ended May 31, 2015	From Inception (September 18, 2014) through May 31, 2015
Operating activities:
Net Loss	$ (7,495)	$ (8,051)
Adjustments to reconcile net loss to net cash used in operations	-	-
Changes in Operating Assets and Liabilities
Deposit	-	(330)
Deferred revenue	2,000	2,000
Net cash used in operating activities	(5,495)	(6,381)

Investing activities:	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities:
Proceeds from sale of shares of common stock	-	6,000
Loan from related party	2,700	3,686
Net cash provided by financing activities	2,700	9,686

Net increase in cash	(2,795)	3,305

Cash, beginning of period	6,100	-

Cash, end of period	$ 3,305	$ 3,305

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

6 | Page

TODEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTH PERIODS ENDED MAY 31, 2015 AND THE PERIOD FROM SEPTEMBER 18, 2014 (INCEPTION) TO MAY 31, 2015

Note 1: Organization and Basis of Presentation

TODEX CORP. (the “Company”) was incorporated in Nevada on September 18, 2014 (“Inception”). Todex Corp. is a software development company which plans to work in the B2B market by developing accounting software for business management and operations. We are going to develop the software for car dealers around the world.  We intend to develop software for both PCs and mobile platforms.

Note 2: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a loss since Inception (September 18, 2014) resulting in an accumulated deficit of $8,051 as of May 31, 2015 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or private placement of common stock.

Note 3: Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is November 30.

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended May 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended November 30, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2014 included in our Form S-1 filed with the SEC.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not made material assumptions or estimates other than the assumption that the Company is a going concern.

7 | Page

Note 3: Summary of Significant Accounting Policies (Cont.)

Development Stage Entity

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification and among the additional disclosures required as a development stage company are that its financial statements were identified as those of a development stage company, and that the statements of operations, stockholders’ deficit and cash flows disclosed activity since the date of its Inception (September 18, 2014) as a development stage company Although the Company has recognized nominal amounts of revenue, it is still devoting substantially all of its efforts on establishing the business.  All losses accumulated since Inception (September 18, 2014) have been considered as part of the Company’s development stage activities.  Effective June 10, 2014 FASB changed its regulations with respect to Development Stage Entities and these additional disclosures are no longer required for annual reporting periods beginning after December 15, 2014 with the option for entities to early adopt these new provisions. The Company has not elected to early adopt these provisions and consequently these additional disclosures are included in these financial statements.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.   Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

FASB ASC 820-10 “Fair Value Measurements and Disclosures” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This ASC also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The three levels of the fair value hierarchy are described below:

Level 1

Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2

Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable data by correlation or other means.

Level 3

Inputs that are both significant to the fair value measurement and unobservable.

The carrying value of cash, deposits, loan payable from related party and deferred revenue approximates their fair value due to their short-term maturity.

8 | Page

Note 3: Summary of Significant Accounting Policies (Cont.)

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company accounts for taxes in accordance with ASC 740-10, “Accounting for Uncertain Income Tax Positions.” When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  In accordance with ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

No revenue was earned during the three and six month periods ended May 31, 2015.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and six month periods ended May 31, 2015.

.Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding the three and six month periods ended May 31, 2015.

9 | Page

Note 3: Summary of Significant Accounting Policies (Cont.)

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as Capital investments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Our comprehensive loss was identical to our net loss for the three and six month periods ended May 31, 2015.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and six month periods ended May 31, 2015 therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

Note 4: Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On November 25, 2014, the Company issued 6,000,000 shares at $0.001 per share to our Director and President for total proceeds of $6,000.

As of May 31, 2015, the Company had 6,000,000 shares issued and outstanding.

Note 5: Related Party Transactions

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

On September 18, 2014, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $986 which is being carried as a loan payable. On December 1, 2014, the Director and President of the Company made the deposit to the Company bank account in the amount $2,700 which is being carried as a loan payable. As at May 31, 2015 the total balance payable the Director and President was $3,686.  These loans are non-interest bearing, unsecured and due upon demand.

Note 6: Commitments and Contingencies

Contractual

The Company has leased office space in Las Vegas Nevada for use as its Corporate Headquarters. The term of the lease is month to month, so there is no related material commitment or contingency related to this agreement.

Litigation

We were not subject to any legal proceedings during the three and six month periods ended May 31, 2015 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7: Subsequent Events

The Company has evaluated subsequent events from May 31, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events after May 31, 2015 for which disclosure is required.

10 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

We were incorporated in the State of Nevada on September 18, 2014. We plan to be in the business of software development. We are going to develop the software for car dealers around the world. We are start-up organization whose vision is to create the software for car dealers’ business operations. The software will be useful for new and used car dealers that want to manage their business. We offer a special accounting system to control and analyze business operations.  We plan to develop software that helps car dealerships in their business activity by creating a platform for analyzing and controlling and tracking inventory levels, orders, sales, deliveries, record and processing sales and accounting transactions. The users will create a work (or business processes) order, bill of materials and other distribution-related documents. It will help to avoid product overstock and outages as well. Companies (the users) will control and check their products sales, analyze their distribution productivity and make a business decisions and effectively to manage the inventory in the future.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of May 31, 2015, we have accumulated a deficit of $8,051. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2015

Revenue

We recognized no revenue in the three month period ended May 31, 2015.

Operating Expenses

During the three month period ended May 31, 2015, we incurred total expenses and professional fees of $1,735. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended May 31, 2015 was $1,735 due to the factors discussed above.

11 | Page

Six Month Period Ended May 31, 2015

Revenue

We recognized no revenue in the six month period ended May 31, 2015.

Operating Expenses

During the six month period ended May 31, 2015, we incurred total expenses and professional fees of $7,475. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the six month period ended May 31, 2015 was $7,495 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2015 our current assets were $3,635 compared to $6,430 in current assets at November 30, 2014. As at May 31, 2015 and November 30, 2014, our current liabilities were $5,686 and $986 respectively.

Stockholder’s equity was $5,444 as of November 30, 2014 compared to stockholder’s deficit of $2,051 as of May 31, 2015. The decrease in the stockholder’s equity reflects the impact of our operating losses which we incurred during the six months ended May 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended May 31, 2015, net cash flows used in operating activities was $5,495. We generated operating losses of $7,495 during the six months ended May 31, 2015 and received payment of deferred revenue of $2,000.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the six month period ended May 31, 2015.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the six month period ended May 31, 2015 was $2,700, received by way of loan from related party.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

12 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2014 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller  reporting  company" as defined by Item 10 of Regulation  S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three and six month periods ended May 31, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and six month periods ended May 31, 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable to our Company.

ITEM 5. OTHER INFORMATION

None.

13 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

101.INS  XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TODEX CORP.
Dated: June 22, 2015	By: /s/ Vladislav Ermolovich
Vladislav Ermolovich, President and Chief Executive Officer and Chief Financial Officer

14 | Page