Form 10-Q
period 2015-08-31
TODEX CORP.
filed 2015-10-02
CIK 1625095

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2015

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of October 2, 2015
Common Stock, $0.001	6,100,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED BALANCE SHEETS
	AUGUST 31, 2015 2015 (unaudited)	NOVEMBER 30, 2014
ASSETS
CURRENT ASSETS
Cash	$ 2,805	$ 6,100
Deposit	330	330
Total Current Assets	3,135	$6,430

TOTAL ASSETS	$ 3,135	$ 6,430

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan payable – related party	$ 3,686	$ 986
Accounts payable and accrued expenses – related party	1,500	-
Total Current Liabilities	5,186	986

TOTAL LIABILITIES	5,186	986

Commitments and Contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, authorized 75,000,000; $0.001 par value;
6,100,000 shares issued and outstanding at August 31, 2015 (unaudited) and 6,000,000 shares issued and outstanding at November 30, 2014	6,100	6,000
Additional paid-in-capital	900	-
Deficit accumulated during the development stage	(9,051)	(556)
Total Stockholders’ Equity (Deficit)	(2,051)	5,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 3,135	$ 6,430

The accompanying notes are an integral part of these condensed unaudited financial statements.

3 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three months ended August 31, 2015	Nine months ended August 31, 2015	From Inception (September 18, 2014) through August 31, 2015

Revenue	$ 2,000	$ 2,000	$ 2,000
Cost of sales – related party	1,500	1,500	1,500

Gross profit	500	500	500
Expenses:
General and administrative expenses	1,500	8,995	9,551

Total Operating Expenses	1,500	8,995	9,551

Income (Loss) Before Income Tax	(1,000)	(8,495)	(9,051)

Provision for Income Tax	-	-	-

Net Income (Loss) for Period	$ (1,000)	$ (8,495)	$ (9,051)

Net income (loss) per share:
Basic and Diluted	$ 0.00*	$ (0.00)*
Weighted average number of shares outstanding: Basic and Diluted	6,005,434	6,001,825

* denotes income or loss of less than $0.01 per share.

The accompanying notes are an integral part of these condensed unaudited financial statements.

4 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) From Inception September 18, 2014 To August 31, 2015
	Common Shares		Additional paid-in-capital	Deficit Accumulated during the Development Stage	Total Shareholders’ Equity (Deficit)
	Number of Shares	Par Value ($0.001)
Balances, September 18, 2014 (Inception) - audited	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on November, 25, 2014	6,000,000	6,000	-	-	6,000

Net loss for the period	-	-	-	(556)	(556)

Balance, November 30, 2014 - audited	6,000,000	$ 6,000	$ -	$ (556)	$ 5,444
Common Shares issued for cash at $0.01 per share	100,000	100	900	-	1,000

Net loss for the period	-	-	-	(8,495)	(8,495)

Balance, August 31, 2015 - unaudited	6,100,000	$ 6,100	$ 900	$ (9,051)	$ (2,051)

The accompanying notes are an integral part of these condensed unaudited financial statements.

5 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine months ended August 31, 2015	From Inception (September 18, 2014) through August 31, 2015
Operating activities:
Net Loss	$ (8,495)	$ (9,051)
Adjustments to reconcile net loss to net cash used in operations	-	-
Changes in Operating Assets and Liabilities
Accounts payable and accrued expenses – related party	1,500	1,500
Deposit	-	(330)
Net cash (used in) operating activities	(6,995)	(7,881)

Investing activities:	-	-
Net cash provided by (used in) investing activities	-	-

Financing activities:
Proceeds from sale of shares of common stock	1,000	7,000
Loan from related party	2,700	3,686
Net cash provided by financing activities	3,700	10,686

Net (decrease) increase in cash	(3,295)	2,805

Cash, beginning of period	6,100	-

Cash, end of period	$ 2,805	$ 2,805

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these condensed unaudited financial statements.

6 | Page

TODEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTH PERIODS ENDED AUGUST 31, 2015 AND THE PERIOD FROM SEPTEMBER 18, 2014 (INCEPTION) TO AUGUST 31, 2015

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

Note 2: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a loss since Inception (September 18, 2014) resulting in an accumulated deficit of $9,051 as of August 31, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended August 31, 2015 are not necessarily indicative of the final results that may be expected for the year ended November 30, 2015. For more complete financial information, these unaudited financial statements should be read in conjunction with the audited financial statements for the year ended November 30, 2014 included in our Form S-1 filed with the SEC.

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

The carrying value of cash, deposits, loan from related party and revenue approximates their fair value due to their short-term maturity.

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

8 | Page

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

The Company earned revenue of $2,000 during the three month period ended August 31, 2015.

Advertising Costs

The Company’s policy regarding advertising is to expense advertising when incurred. The Company incurred advertising expense of $0 during the three and nine month periods ended August 31, 2015.

Stock-Based Compensation

The Company accounts for stock-based instruments issued to employees in accordance with ASC Topic 718.  ASC Topic 718 requires companies to recognize in the statement of operations the grant-date fair value of stock options and other equity based compensation issued to employees.  The value of the portion of an award that is ultimately expected to vest is recognized as an expense over the requisite service periods using the straight-line attribution method. The Company accounts for non-employee share-based awards in accordance with the measurement and recognition provisions ASC Topic 505-50.  The Company estimates the fair value of stock options at the grant date by using the Black-Scholes option-pricing model. No stock based compensation was issued or outstanding the three and nine month periods ended August 31, 2015.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity (deficit), exclusive of transactions with owners, such as Capital investments.  Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. Our comprehensive income (loss) was identical to our net income (loss) for the three and nine month periods ended August 31, 2015.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the three and nine month periods ended August 31, 2015 and therefore basic and diluted earnings (loss) per share are equal.

9 | Page

Recent Accounting Pronouncements

We have reviewed all recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities as discussed above.

Note 4: Shareholders’ Equity (Deficit)

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On November 25, 2014 the Company issued 6,000,000 shares at $0.001 per share to our Director and President for total proceeds of $6,000.

On August 27, 2015 the Company issued 100,000 shares at $0.01 per share for total proceeds of $1,000.

As of August 31, 2015, the Company had 6,100,000 shares issued and outstanding.

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

On September 18, 2014, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $986 which is being carried as a loan payable. On December 1, 2014, the Director and President of the Company made the deposit to the Company bank account in the amount $2,700 which is being carried as a loan payable. As at August 31, 2015 the total balance payable the Director and President was $3,686.  These loans are non-interest bearing, unsecured and due upon demand.

During the three and nine months ended August 31, 2015, the Company incurred $1,500 of software development services provided by the Company’s President. These were included in accounts payable and accrued expenses – related party as at August 31, 2015.

Note 6: Commitments and Contingencies

Contractual

The Company has leased office space in Las Vegas Nevada for use as its Corporate Headquarters. The term of the lease is month to month, so there is no related material commitment or contingency related to this agreement.

Litigation

We were not subject to any legal proceedings during the three and nine month periods ended August 31, 2015 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7: Subsequent Events

The Company has evaluated subsequent events from August 31, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

10 | Page

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

GENERAL

We were incorporated in the State of Nevada on September 18, 2014. We plan to be in the business of software development. We are going to develop the software for car dealers around the world. We are a start-up organization whose vision is to create the software for car dealers’ business operations. The software will be useful for new and used car dealers that want to manage their business. We offer a special accounting system to control and analyze business operations.  We plan to develop software that helps car dealerships in their business activity by creating a platform for analyzing and controlling and tracking inventory levels, orders, sales, deliveries, record and processing sales and accounting transactions. The users will create a work (or business processes) order, bill of materials and other distribution-related documents. It will help to avoid product overstock and outages as well. Companies (the users) will control and check their products sales, analyze their distribution productivity and make a business decisions and effectively to manage the inventory in the future.

RESULTS OF OPERATION

We are a development stage company with limited operations. As of August 31, 2015, we have accumulated a deficit of $9,051. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended August 31, 2015

Revenue

We recognized $2,000 in revenue for software development in the three month period ended August 31, 2015.

Cost of Sales

We incurred $1,500 in cost of sales related to our revenue in the three month period ended August 31, 2015. The cost of sales comprised of $1,500 for software development services provided by the Company’s President.

Operating Expenses

During the three month period ended August 31, 2015, we incurred total expenses and professional fees of $1,500. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

11 | Page

Net Loss

Our net loss for the three month period ended August 31, 2015 was $1,000 due to the factors discussed above.

Nine Month Period Ended August 31, 2015

Revenue

We recognized $2,000 in revenue software development in the nine month period ended August 31, 2015.

Cost of Sales

We incurred $1,500 in cost of sales related to our revenue in the nine month period ended August 31, 2015. The cost of sales comprised of $1,500 for software development services provided by the Company’s President.

Operating Expenses

During the nine month period ended August 31, 2015, we incurred total expenses and professional fees of $8,995 General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the nine month period ended August 31, 2015 was $8,495 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at August 31, 2015 our current assets were $3,135 compared to $6,430 in current assets at November 30, 2014. As at August 31, 2015 and November 30, 2014, our current liabilities were $5,186 and $986 respectively.

Stockholder’s equity was $5,444 as of November 30, 2014 compared to stockholder’s deficit of $2,051 as of August 31, 2015. The decrease in the stockholder’s equity reflects the impact of our operating losses which we incurred during the nine months ended August 31, 2015.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended August 31, 2015, net cash flows used in operating activities was $6,995. We generated operating losses of $8,495 during the nine months ended August 31, 2015 and accrued expenses from related party of $1,500.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the nine month period ended August 31, 2015.

Cash Flows from Financing Activities

Cash flow provided by financing activities during the nine month period ended August 31, 2015 was $3,700, received by way of a loan from related party of $2,700 and $1,000 from proceeds from sale of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

12 | Page

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next nine months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

13 | Page

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We sold 100,000 shares…but presumably under the registration statement that went effectibve when?

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three and nine month periods ended August 31, 2015.

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

TODEX CORP.
Dated: October 2, 2015	By: /s/ Vladislav Ermolovich
Vladislav Ermolovich, President and Chief Executive Officer and Chief Financial Officer

14 | Page