Form 10-K
period 2015-11-30
TODEX CORP.
filed 2016-02-22
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended November 30, 2015

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-201288

TODEX CORP.

 (Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization) 37-1765902 IRS Employer Identification Number 7372 Primary Standard Industrial Classification Code Number

1810 E Sahara Ave, Office 219

Las Vegas, NV 89104

Tel. (702) 997-2502

Email: todexcorp@yandex.com

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

1 | Page

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ X ] No [    ]

As of February 19, 2016, the registrant had 8,580,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 19, 2016.

2 | Page

3 | Page

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean TODEX CORP., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

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

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

4 | Page

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “TDXP”.Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

5 | Page

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

The Company’s revenue consists of proceeds from sales of the designing, developing and implementing applications software.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Revenues

During the year ended November 30, 2015, we earned revenue on software development of $2,000 compared with $0 during the period from September 18, 2014 (inception) through November 30, 2014.  Software development and training was provided by the Company President at no charge to the company.

Operating expenses

During the year ended November 30, 2015, we incurred expenses of $16,495 compared to $556 incurred during the period from September 18, 2014 (inception) through November 30, 2014.   The increase between the two periods was due to the increased scale and scope of our business operations.

Net Loss

Our net loss for the year ended November 30, 2015 was $14,495 compared to a net loss of $556 during the period from September 18, 2014 (inception) through November 30, 2014.

Liquidity And Capital Resources

As of November 30, 2015 our total assets were $20,435 compared to $6,430 in total assets at November 30, 2014. As of November 30, 2015, our current liabilities were $3,686 compared to $986 in current liabilities at November 30, 2014.

As of November 30, 2015, total assets comprised of cash of $20,105 `and deposit of $330 while as at November 30, 2014 total assets comprised cash of $6,100 and $330 in deposit. As of November 30, 2015, our current liabilities were entirely comprising of $3,686 in advances from a Director. As of November 30, 2014, our current liabilities were entirely comprising of $986 in advances from a Director.

6 | Page

Stockholders’ equity was $16,749 as of November 30, 2015, compared to stockholders’ equity of $5,444 as of November 30, 2014.

The weighted average number of shares outstanding was 6,389,260 for the year ended November 30, 2015 compared to 486,486 for the period from September 18, 2014 (inception) through November 30, 2014.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended November 30, 2015, net cash flows used in operating activities was $14,495. Net cash flows used in operating activities was $886 for the period from September 18, 2014 (inception) through November 30, 2014. The increase between the two periods was due to the increased scale and scope of our business operations.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended November 30, 2015, net cash flows from financing activities was $28,500 due to proceeds from issuance of common stock and advances from our President and sole director. For the period from September 18, 2014 (inception) through November 30, 2014, net cash flows from financing activities was $6,986 due to proceeds from issuance of common stock to our founder and President, and advances from our President and sole director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our November 30, 2015 and November 30, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

7 | Page

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

1438 N Highway 89, Suite 130

Farmington, UT 84025

Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

TODEX Corp.

1810 E. Sahara Ave, Office 219

Las Vegas, NV 89104

We have audited the accompanying balance sheet of TODEX Corp. (a development stage company) as of November 30, 2015 and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TODEX Corp. as of November 30, 2015 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered continuing losses and has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler and Hardy PC

Farmington Utah

February 19, 2016

8 | Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of

TODEX Corp.

Las Vegas, Nevada

We have audited the accompanying balance sheets of Todex Corp. (a development stage company) as of November 30, 2014 and the related statement of operations, changes in stockholder’s equity and cash flows for the period from September 18, 2014 (Inception) to November 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Todex Corp. as of November 30, 2014 and the related statement of operations and cash flows for the period from September 18, 2014 (Inception) to November 30, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses from operations since Inception (September 18, 2014) and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cutler & Co, LLC

Arvada, Colorado

December 18, 2014

12191 W. 64th Avenue, Suite 205B, Arvada, Colorado 80004   ~   Phone 303-968-3281   ~   Fax 303-456-7488   www.cutlercpas.com

9 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	NOVEMBER 30, 2015	NOVEMBER 30, 2014
ASSETS
CURRENT ASSETS
Cash	$ 20,105	$ 6,100
Deposit	330	330
Total Current Assets	20,435	$6,430

TOTAL ASSETS	$ 20,435	$ 6,430

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Loan payable – related party	$ 3,686	$ 986
Total Current Liabilities	3,686	986

TOTAL LIABILITIES	3,686	986

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Common stock, authorized 75,000,000; $0.001 par value;
8,580,000 shares issued and outstanding at November 30, 2015 and 6,000,000 shares issued and outstanding at November 30, 2014	8,580	6,000
Additional paid-in-capital	23,220	-
Deficit accumulated during the development stage	(15,051)	(556)
Total Stockholders’ Equity	16,749	5,444

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 20,435	$ 6,430

The accompanying notes are an integral part of these audited financial statements.

10 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	November 30, 2015	From Inception (September 18, 2014) through November 30, 2014	From Inception (September 18, 2014) through November 30, 2015

Revenue	$ 2,000	$ -	$ 2,000
Cost of sales – related party	-	-	-

Gross profit	2,000	-	2,000
Expenses:
General and administrative expenses	16,495	556	17,051

Total Operating Expenses	16,495	556	17,051

Income (Loss) Before Income Tax	(14,495)	(556)	(15,051)

Provision for Income Tax	-	-	-

Net Income (Loss) for Period	$ (14,495)	$ (556)	$ (15,051)

Net income (loss) per share:
Basic and Diluted	$ 0.00*	$ (0.00)*
Weighted average number of shares outstanding: Basic and Diluted	6,389,260	486,486

* denotes income or loss of less than $0.01 per share.

The accompanying notes are an integral part of these audited financial statements.

11 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY From Inception September 18, 2014 To November 30, 2015
	Common Shares		Additional paid-in-capital	Deficit Accumulated during the Development Stage	Total Shareholders’ Equity
	Number of Shares	Par Value ($0.001)
Balances, September 18, 2014 (Inception)	-	$ -	$ -	$ -	$ -
Common Shares issued for cash at $0.001 per share on November, 25, 2014	6,000,000	6,000	-	-	6,000

Net loss for the period	-	-	-	(556)	(556)

Balance, November 30, 2014	6,000,000	$ 6,000	$ -	$ (556)	$ 5,444
Common Shares issued for cash at $0.01 per share	2,580,000	2,580	23,220	-	25,800

Net loss for the period	-	-	-	(14,495)	(14,495)

Balance, November 30, 2015	8,580,000	$ 8,580	$ 23,220	$ (15,051)	$ 16,749

The accompanying notes are an integral part of these audited financial statements.

12 | Page

TODEX CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	November 30, 2015	From Inception (September 18, 2014) through November 30, 2014	From Inception (September 18, 2014) through November 30, 2015
Operating activities:
Net Loss	$ (14,495)	$ (556)	$ (15,051)
Changes in Operating Assets and Liabilities
Deposit	-	(330)	(330)
Net cash (used in) operating activities	(14,495)	(886)	(15,381)

Investing activities:	-		-
Net cash provided by (used in) investing activities	-		-

Financing activities:
Proceeds from sale of shares of common stock	25,800	6,000	31,800
Loan from related party	2,700	986	3,686
Net cash provided by financing activities	28,500	6,986	35,486

Net (decrease) increase in cash	14,005	6,100	20,105

Cash, beginning of period	6,100	-	-

Cash, end of period	$ 20,105	$ 6,100	$ 20,105

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these audited financial statements.

13 | Page

TODEX CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED NOVEMBER 30, 2015 AND THE PERIOD FROM SEPTEMBER 18, 2014 (INCEPTION) TO NOVEMBER 30, 2014

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

Note 2: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a loss since Inception (September 18, 2014) resulting in an accumulated deficit of $16,551 as of November 30, 2015 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

14 | Page

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.   Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Fair value of Financial Instrements

The carrying value of cash, deposits, loan from related party and revenue approximates their fair value due to their short-term maturity.

Product warranties

Product warranty costs are based on the Company’s estimate of the historical and projected costs if any to cause the Company’s software products to operate according to product specifications and cure any infringement claims.

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

The Company’s revenue consists of proceeds from sales of the designing, developing and implementing applications software.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the year ended November 30, 2015 and therefore basic and diluted earnings (loss) per share are equal.

15 | Page

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

For the year ended November 30, 2015, the Company issued 2,580,000 shares at $0.01 per share for total proceeds of $25,800.

As of November 30, 2015, the Company had 8,580,000 shares issued and outstanding.

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

On September 18, 2014, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $986 which is being carried as a loan payable. On December 1, 2014, the Director and President of the Company made the deposit to the Company bank account in the amount of $2,700 which is being recorded as a loan payable. As at November 30, 2015 the total balance payable the Director and President was $3,686.  Due to the verbal agreement these loans are non-interest bearing, unsecured and due upon demand.

Note 6: Commitments and Contingencies

Contractual

The Company has leased office space in Las Vegas Nevada for use as its Corporate Headquarters. The term of the lease is month to month, so there is no related material commitment or contingency related to this agreement.

Litigation

We were not subject to any legal proceedings during the year ended November 30, 2015 and no legal proceedings are currently pending or threatened to the best of our knowledge.

Product Warranties

The Company warrants that its software products will operating according to the software’s specifications for a period of one year following acceptance by the Company’s customers. In the event its software products do not operate in accordance with a software’s specifications, the Company takes all actions necessary to cause the software to operate according to the software’s specifications at the Company’s expense.

The Company also warrants that its software products will not infringe upon any copyright, patent, trade secret or other intellectual property interest of any third party. In the event of a claim of infringement, the Company will secure the right of its customers to use the software product without infringement at the Company’s expense.

As of November 30, 2015, there were no claims for warranty expenses outstanding.  Exposure to product warranty liabilities are considered nominal due to the Company’s limited operating and sales history.

16 | Page

Note 7: Disclosure of Major Customers

During the year ended November 30, 2015, one customer accounted for 100% of total sales.

Note 8: Income Taxes

As of November 30, 2015 the Company had net operating loss carry forwards of $15,051 that may be available to reduce future years’ taxable income through 2035. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2015	November 30, 2014
Federal income tax benefit (at 34%) attributable to:
Current Operations	$ 4,928	$ 189
Less: change in valuation allowance	(4,928)	(189)
Net provision for Federal income taxes	$ -	$ -

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

November 30, 2015		November 30, 2014
Deferred tax asset attributable to:
Net operating loss carryover	$ 4,928	$ 189
Less: valuation allowance	(4,928)	(189)
Net deferred tax asset	$ -	$ -

Note 9: Subsequent Events

The Company has evaluated subsequent events from November 30, 2015 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

17 | Page

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year  NOVEMBER 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position
Vladislav Ermolovich 1810 E Sahara Ave, Office 219, Las Vegas, NV 89104	33	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Vladislav Ermolovich has acted as our President, Treasurer, Secretary and sole Director since we incorporated on September 18, 2014. Mr. Ermolovich owns 69.93% of the outstanding shares of our common stock. As such, it was unilaterally decided that Mr. Ermolovich was going to be our sole President, Chief Executive Officer, Treasurer, and Chief Financial Officer, Chief Accounting Officer, Secretary and sole member of our board of directors. Mr. Ermolovich graduated from Guildhall University (England), with a degree in Economics in 2005, and from London Metropolitan University (England), with a degree in International Economics and Investment in 2007. For the last 8 years Mr. Ermolovich has been managing his own business as a sole proprietorship “Vladislav Ermolovich” in used cars distribution in London, United Kingdom.  As a sole proprietor, Mr. Ermolovich has been responsible for business administration, marketing and advertising, searching and communication with used cars sellers and buyers, financial controlling, sales analyzing and controlling, agreement negotiations with potential customers and suppliers. For the last 3 years Mr. Ermolovich has been managing his own project –software for cars dealers and distributors.

18 | Page

During the past ten years, Mr. Ermolovich has not been the subject to any of the following events:

1.

Any bankruptcy petition filed by or against any business of which Mr. Ermolovich was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.

Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.

An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Ermolovich’s involvement in any type of business, securities or banking activities.

4.

Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.

Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.

Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.

Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.

Any Federal or State securities or commodities law or regulation; or

ii.

Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.

Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

1.

Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended November 30, 2015 and 2014:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Vladislav Ermolovich, President, Secretary and Treasurer	September 18, 2014 to November 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	Year ended November 30, 2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its officer.

19 | Page

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

As of November 30, 2015, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially (1) November 25, 2015 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Vladislav Ermolovich 1810 E Sahara Ave, Office 219, Las Vegas, NV 89104	6,000,000 shares of common stock (direct)	69.93%

The percent of class is based on 8,580,000 shares of common stock issued and outstanding as of the date of this annual report.

(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon formation, the Company sold 6,000,000 shares of common stock to the officer and director of the Company at $0.001 per share, or $6,000 for cash.

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

On September 18, 2014, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $986 which is being carried as a loan payable. On December 1, 2014, the Director and President of the Company made a deposit to the Company bank account in the amount of $2,700 which is being recorded as a loan payable. As at November 30, 2015 the total balance payable the Director and President was $3,686.  Due to the verbal agreement these loans are non-interest bearing, unsecured and due upon demand.

20 | Page

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

During fiscal year ended November 30, 2015, we incurred approximately $7,750 in fees to our principal independent accountants for professional services rendered in connection with the audit of our financial statements for the period from September 18, 2014 (inception) through November 30, 2014 and for the reviews of our financial statements for the quarters ended February 28, 2015, May 31, 2015 and August 31, 2015. These services were provided by Cutler and Co., LLC.

Audit Related Fees

For the Company's fiscal year ended November 30, 2015 and 2014, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended November 30, 2015 and 2014, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2015 and 2014.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

TODEX CORP.
Dated: February 19, 2016	By: /s/ Vladislav Ermolovich
Vladislav Ermolovich, President and Chief Executive Officer and Chief Financial Officer

21 | Page