Form 10-Q
period 2016-02-29
TODEX CORP.
filed 2016-04-12
CIK 1625095

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 12, 2016
Common Stock, $0.001	8,580,000

1 | Page

2 | Page

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TODEX CORP. BALANCE SHEETS (Unaudited)
	FEBRUARY 29, 2016	NOVEMBER 30, 2015
ASSETS
CURRENT ASSETS
Cash	$ 292	$ 20,105
Deposit	330	330
Total Current Assets	622	20,435

TOTAL ASSETS	$ 622	$ 20,435

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Loan payable – related party	$ 3,686	$ 3,686
Total Current Liabilities	3,686	3,686

TOTAL LIABILITIES	3,686	3,686

Commitments and Contingencies	-	-

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, authorized 75,000,000; $0.001 par value;
8,580,000 shares issued and outstanding	8,580	8,580
Additional paid-in-capital	23,220	23,220
Accumulated Deficit	(34,864)	(15,051)
Total Stockholders’ Equity (Deficit)	(3,064)	16,749

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 622	$ 20,435

The accompanying notes are an integral part of these unaudited financial statements.

3 | Page

TODEX CORP. STATEMENTS OF OPERATIONS (Unaudited)
	Three months ended February 29, 2016	Three months ended February 28, 2015
Revenue	$ -	$ -
Gross profit	-	-
Expenses:
General and administrative expenses	19,813	5,760

Total Operating Expenses	19,813	5,760

Income (Loss) Before Income Tax	(19,813)	(5,760)

Provision for Income Tax	-	-

Net Income (Loss) for Period	$ (19,813)	$ (5,760)

Net income (loss) per share:
Basic and Diluted	$ 0.00*	$ (0.00)*
Weighted average number of shares outstanding: Basic and Diluted	8,580,000	6,000,000

* denotes income or loss of less than $0.01 per share.

The accompanying notes are an integral part of these unaudited financial statements.

4 | Page

TODEX CORP. STATEMENTS OF CASH FLOWS (Unaudited)
	Three months ended February 29, 2016	Three months ended February 28, 2015
Operating activities:
Net Loss	$ (19,813)	$ (5,760)
Changes in Operating Assets and Liabilities
Deferred revenue	-	2,000
Net cash (used in) operating activities	(19,813)	(3,760)

Investing activities:	-
Net cash provided by (used in) investing activities	-

Financing activities:
Loan from related party	-	2,700
Net cash provided by financing activities	-	2,700

Net (decrease) increase in cash	(19,813)	(1,060)

Cash, beginning of period	20,105	6,100

Cash, end of period	$ 292	$ 5,040

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -
Income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements.

5 | Page

TODEX CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED FEBRUARY 29, 2016 AND FEBRUARY 28, 2015

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

Note 2: Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  The Company has incurred a loss since Inception (September 18, 2014) resulting in an accumulated deficit of $34,864 as of February 29, 2016 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

6 | Page

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period.  Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the year ended February 29, 2016 and therefore basic and diluted earnings (loss) per share are equal.

7 | Page

Note 4: Shareholders’ Equity

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

On November 25, 2014 the Company issued 6,000,000 shares at $0.001 per share to our Director and President for total proceeds of $6,000.

For the year ended November 30, 2015, the Company issued 2,580,000 shares at $0.01 per share for total proceeds of $25,800.

As of February 29, 2016, the Company had 8,580,000 shares issued and outstanding.

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

On September 18, 2014, the Director and President of the Company, made the initial deposit to the Company bank account in the amount $986 which is being carried as a loan payable. On December 1, 2014, the Director and President of the Company made the deposit to the Company bank account in the amount of $2,700 which is being recorded as a loan payable. As at February 29, 2016 the total balance payable the Director and President was $3,686.  Due to the verbal agreement these loans are non-interest bearing, unsecured and due upon demand.

Note 6: Commitments and Contingencies

Contractual

The Company has leased office space in Las Vegas Nevada for use as its Corporate Headquarters. The term of the lease is month to month, so there is no related material commitment or contingency related to this agreement.

Litigation

We were not subject to any legal proceedings during the quarter ended February 29, 2016 and no legal proceedings are currently pending or threatened to the best of our knowledge.

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

As of February 29, 2016, there were no claims for warranty expenses outstanding.  Exposure to product warranty liabilities are considered nominal due to the Company’s limited operating and sales history.

8 | Page

Note 7: Income Taxes

As of February 29, 2016 the Company had net operating loss carry forwards of $34,864 that may be available to reduce future years’ taxable income through 2036. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Note 8: Subsequent Events

The Company has evaluated subsequent events from February 29, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

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

9 | Page

RESULTS OF OPERATION

We are a development stage company with limited operations. As of February 29, 2016, we have accumulated a deficit of $34,864. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 29, 2016 compared to Three Month Period Ended February 28, 2015

Operating Expenses

During the three month period ended February 29, 2016, we incurred total expenses and professional fees of $19,813 compared to $5,760 during the three month period ended February 28, 2015. General and administrative and professional fee expenses incurred generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Net Loss

Our net loss for the three month period ended February 29, 2016 was $19,813 compared to $5,760 during the three month period ended February 28, 2015 due to the factors discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As at February 29, 2016 our current assets were $622 compared to $20,435 in current assets at November 30, 2015. As at February 29, 2016 and November 30, 2015, our current liabilities were $3,686.

Stockholder’s equity was $16,749 as of November 30, 2015 compared to stockholder’s deficit of $3,064 as of February 29, 2016. The decrease in the stockholder’s equity reflects the impact of our operating losses which we incurred during the three months ended February 29, 2016.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended February 29, 2016, net cash flows used in operating activities was $19,813. We generated operating losses of $19,813 during the three months ended February 29, 2016.

Cash Flows from Investing Activities

We neither used, nor provided cash flow from investing activities during the three month period ended February 29, 2016.

Cash Flows from Financing Activities

We neither used, nor provided cash flow from financing activities during the three month period ended February 29, 2016.

10 | Page

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

11 | Page

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No equity securities were sold during the three month period ended February 29, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No senior securities were issued and outstanding during the three month period ended February 29, 2016.

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

TODEX CORP.
Dated: April 12, 2016	By: /s/ Vladislav Ermolovich
Vladislav Ermolovich, President and Chief Executive Officer and Chief Financial Officer

12 | Page