Form 10-Q
period 2016-05-31
TODEX CORP.
filed 2016-08-08
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 333-201288

TODEX CORP.
(Exact name of registrant as specified in its charter)

Nevada	37-1765902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1810 E Sahara Ave., Office 219 Las Vegas, NV	89104
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (702) 997-2502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of July 29, 2016, there were 8,580,000 shares of common stock, $0.001 par value, issued and outstanding.

TODEX CORP.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 FINANCIAL STATEMENTS

TODEX CORP
BALANCE SHEETS

(unaudited)

	May 31,	November 30,
	2016	2015

ASSETS
Current assets
Cash	$-	$20,105
Deposit	-	330
Total current assets	-	20,435

Total assets	$-	$20,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	15,517	-
Loan payable - related party	6,302	3,686
Total current liabilities	21,819	3,686

Stockholders' equity (deficit)
Common stock, 75,000,000 shares authorized, at $0.001 par value; 8,580,000 issued and outstanding at May 31, 2016 and November 30, 2015, respectively	8,580	8,580
Additional paid in capital	26,906	23,220
Accumulated deficit	(57,305)	(15,051)
Total stockholders' deficit	(21,819)	16,749

Total liabilities and stockholders' deficit	$-	$20,435

(the accompanying notes are an integral part of these unaudited financial statements)

TODEX CORP
STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months ended		For the Six Months ended
	May 31,		May 31,
	2016	2015	2016	2015

Revenue	$-	$-	$-	$-

Operating expenses
General and administrative	7,622	1,735	27,435	7,495
Legal fees	14,819	-	14,819	-
Total operating expenses	22,441	1,735	42,254	7,495

Loss from operations	(22,441)	(1,735)	(42,254)	(7,495)

Provision for income taxes	-	-	-	-

Net loss	$(22,441)	$(1,735)	(42,254)	$(7,495)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding - Basic and diluted	8,580,000	6,000,000	8,580,000	6,000,000

(the accompanying notes are an integral part of these unaudited financial statements)

TODEX CORP
STATEMENTS OF CASH FLOW

(unaudited)

	For the six months ended
	May 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(42,254)	$(7,495)
Adjustments to reconcile net loss to net cash used in operations
Change in operating assets and liabilities
Decrease in deferred revenue	-	2,000
Decrease in deposit	330	-
Increase in accounts payable	15,517	-
Net cash (used in) operating activities	(26,407)	(5,495)

Investing activities:	-	-
Net cash provided (used in) investing activities	-	-

Financing activities:
Loan from related party	6,302	2,700
Net cash provided by financing activities	6,302	2,700

Net (decrease) in cash	(20,105)	(2,795)
Cash, beginning	20,105	6,100
Cash, ending	$-	$3,305

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Supplementary disclosure for non cash investing and financing activities
Debt owing to former director converted to paid in capital	$3,686	$-

(the accompanying notes are an integral part of these unaudited financial statements)

TODEX CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED MAY 31, 2016
(UNAUDITED)

NOTE 1 – ORGANIZATION AND OPERATIONS

TODEX CORP. (the "Company") was incorporated in Nevada on September 18, 2014 ("Inception"). Todex Corp was a software development company which planned to work in the B2B market by developing accounting software for business management and operations. We were going to develop the software for car dealers around the world. We intended to develop software for both PCs and mobile platforms. On April 13, 2016, through a change of control, new management was appointed and is developing a new business plan for the Company.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Todex Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended November 30, 2015 and 2014, contained in the Company's Form 10-K originally filed with the Securities and Exchange Commission on February 22, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for years ended November 30, 2015 and 2014 as reported in the Company's Form 10-K have been omitted.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

TODEX CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE SIX MONTH ENDED MAY 31, 2016

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended May 31, 2016, the Company incurred a net loss attributable to common shareholders of $42,254 and as of the same date has an accumulated deficit of $57,305. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company is taking certain steps to provide the necessary capital to continue its operations. These steps include, but are not limited to: 1) minimize the need for capital at this stage; 2) raising equity financing; 3) continuous focus on reductions in costs, where possible, and 4) implement a new business model.

NOTE 4 – SHAREHOLDERS' EQUITY

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of May 31, 2016 and November 30, 2015, the Company had 8,580,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company's efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

As of November 30, 2015, the Company owed the former Director and President of the company $3,686 for operating advances. On April 5, 2016 the total balance, of $3,686, owing to the retiring Director and President, was forgiven.

On April 13, 2016, in connection with the purchase and sale of a majority of the Company's outstanding shares of common stock, Vladislav Emolovich resigned from all positions held, after appointing Dominic Chappell as the Company's sole officer and director.

On May 6, 2016, the current sole Officer and Director made unsecured, non-interest bearing cash advances to the Company, in the amount of $6,302.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Management's Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Summary Overview

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended November 30, 2015 and 2014 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations

Introduction

On April 13, 2016, new management was appointed in connection with a change of control of the Company. At this time, we do not have an established business plan. However, we are taking steps to provide capital and minimize losses in the absence of a revenue producing business, including: (1) minimizing expenses, (2) raising equity financing, and (3) developing and implementing a new business model. Our management is actively seeking an operating business to acquire or with which to complete a merger.

Three Month Period Ended May 31, 2016

Revenues

The Company was established on September 18, 2014 and had no revenues for the three months ended May 31, 2016 and 2015.

General and Administrative

General and administrative expenses were $7,622 for the three months ended May 31, 2016, compared to $1,735 for the three months ended May 31, 2015, an increase of $5,887 or 439%. The increase is due to consulting fees incurred for the purpose of developing a new business model and the increased costs of maintaining the public vehicle.

Professional Fees

Legal fees were $14,819 for the three months ended May 31, 2016, compared to $0 for the three months ended May 31, 2015, an increase of $14,819. The increase was primarily due to legal fees incurred for the purpose of developing a new business plan and re-organizing the capital structure.

Net Loss

Our net operating loss was $22,441 for the three months ended May 31, 2016, compared to $1,735 for the three months ended May 31, 2015, an increase of $20,706, or 1,193%. Net operating loss increased, as set forth above, primarily due to the increase in general and administrative costs and legal fees as referred to in the two preceding paragraphs.

Six Month Period Ended May 31, 2016

Revenues

The Company was established on September 18, 2014 and had no revenues for the six months ended May 31, 2016 and 2015.

General and Administrative

General and administrative expenses were $27,435 for the six months ended May 31, 2016, compared to $7,495 for the six months ended May 31, 2015, an increase of $19,940 or 266%. The increase is due to consulting fees incurred for the purpose of developing a new business model and the increased costs of maintaining the public vehicle.

Professional Fees

Legal fees were $14,819 for the six months ended May 31, 2016, compared to $0 for the six months ended May 31, 2015, an increase of $14,819. The increase was primarily due to legal fees incurred for the purpose of developing a new business plan and re-organizing the capital structure.

Net Loss

Our net operating loss was $42,254 for the six months ended May 31, 2016, compared to $7,495 for the three months ended May 31, 2015, an increase of $34,759, or 464%. Net operating loss increased, as set forth above, primarily due to the increase in general and administrative costs and legal fees as referred to in the two preceding paragraphs.

Liquidity and Capital Resources

Introduction

During the three months ended May 31, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of May 31, 2016 was $0. Our monthly cash flow burn rate for the six months ended May 31, 2016 was approximately $4,500. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of May 31, 2016 and November 30, 2015, respectively, are as follows:

	May 31,	November 30,
	2016	2015	Change

Cash	$0	$20,105	$(20,105)
Total Current Assets	0	20,435	(20,435)
Total Assets	0	20,435	(20,435)
Total Current Liabilities	21,819	3,686	18,133
Total Liabilities	$21,819	$3,686	$18,133

Our cash and total current assets decreased because we paid operating expenses from cash on hand and did not generate revenues or raise additional capital. Our total current liabilities increased because without cash to pay our operating expenses, we have had to delay payment to our service providers. Our working capital decreased from $16,749 to a deficit of ($21,819), and our total stockholders' deficit increased by $38,568 to ($21,819).

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of May 31, 2016 was $0. Based on our lack of revenues and current monthly burn rate of approximately $4,500 per month, we will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(26,407) for the six months ended May 31, 2016, compared to $(5,495) for the six months ended May 31, 2015. For the six months ended May 31, 2016, the net cash consisted primarily of our net loss of $(42,254), offset primarily by an increase in accounts payable of $15,517. For the six months ended May 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $(7,495), offset primarily by a decrease in deferred revenue of $2,000.

Financing

Our net cash provided by financing activities for the six months ended May 31, 2016 was $6,302, compared to $2,700 for the six months ended May 31, 2015, all of which was cash advances from related parties.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2016, our disclosure controls and procedures were not effective.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended May 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 1A RISK FACTORS

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

(a) Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of Todex Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________

(1)	Incorporated by reference from our registration statement on Form S-1 filed witht eh Commission on December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todex Corp.

Dated: August 5, 2016	By:	/s/ Dominic Chappell
	Name:	Dominic Chappell
	Its:	President

