Form 10-Q
period 2016-08-31
TODEX CORP.
filed 2016-10-18
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2016

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

Registrant’s telephone number, including area code (702) 997-2502

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 7, 2016, there were 8,580,000 shares of common stock, $0.001 par value, issued and outstanding.

TODEX CORP.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading: “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 Financial Statements

Todex Corp
Balance Sheets (unaudited)

	August 31,	November 30,
	2016	2015

ASSETS

Current assets
Cash	$-	$20,105
Deposit	-	330
Total current assets	-	20,435

Total assets	$-	$20,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$-	$-
Loan payable - related party	29,307	3,686
Total current liabilities	29,307	3,686

Stockholders' equity (deficit)
Common stock, 75,000,000 shares authorized, at $0.001 par value; 8,580,000 issued and outstanding at August 31, 2016 and November 30, 2015, respectively	8,580	8,580
Additional paid in capital	26,906	23,220
Accumulated deficit	(64,793)	(15,051)
Total stockholders' deficit	(29,307)	16,749

Total liabilities and stockholders' deficit	$-	$20,435

(the accompanying notes are an integral part of these unaudited financial statements)

Todex Corp
Statements of Operations
(unaudited)

	For the Three Months ended		For the Nine Months ended
	August 31		August 31
	2016	2015	2016	2015

Revenue	$-	$2,000	$-	$2,000
Cost of sales - related party	-	1,500	-	1,500

Gross profit	-	500	-	500

Operating expenses
General and administrative	1,500	1,500	28,935	8995
Legal fees	5,988	-	20,807	-
Total operating expenses	7,488	1,500	49,742	8995

Loss from operations	(7,488)	(1,000)	(49,742)	(8,495)

Provision for income taxes	-	-	-	-
Net loss	$(7,488)	$(1,000)	(49,742)	$(8,495)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	8,580,000	6,005,434	8,580,000	6,001,825

(the accompanying notes are an integral part of these unaudited financial statements)

Todex Corp
Statements of Cash Flow
(unaudited)
	For the nine months ended
	August 31
	2016	2015
Cash flows from operating activities:
Net loss	(49,742)	$(8,495)
Adjustments to reconcile net loss to net cash used in operations	-	-
Change in operating assets and liabilities
Decrease in deposit	330
Increase in accounts payable	-	1,500
Net cash (used in) operating activities	(49,412)	(6,995)

Investing activities:	-	-
Net cash provided (used in) investing activities	-	-

Financing activities:
Proceeds from sale of common stock	-	1,000
Loan from related party	29,307	2,700
Net cash provided by financing activities	29,307	3,700

Net (decrease) in cash	(20,105)	(3,295)
Cash, beginning	20,105	6,100
Cash, ending	$-	$2,805

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Supplementary disclosure for non cash investing and financing activities
Debt owing to former director, forgiven and converted to paid in capital	$3,686	$-

(the accompanying notes are an integral part of these unaudited financial statements)

Todex Corp.

Notes to Financial Statements

For the Three and Nine Months Ended August 31, 2016

(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Todex Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended November 30, 2015 and 2014, contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on February 22, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended November 30, 2015 and 2014 as reported in the Company’s Form 10-K have been omitted.

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

Todex Corp.

Notes to Financial Statements

For the Three and Nine Months Ended August 31, 2016

(unaudited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended August 31, 2016, the Company incurred a net loss attributable to common shareholders of $49,742 and as of the same date has an accumulated deficit of $64,793. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 - SHAREHOLDERS' EQUITY

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. As of August 31, 2016, and November 30, 2015, the Company had 8,580,000 common shares issued and outstanding.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

On November 30, 2015, the Company owed the former Director and President of the Company, $3,686, which was advanced to the Company, for operating expenses. On April 5, 2016, the total balance of $3,686, owing to the retiring Director and President, was forgiven.

On April 13, 2016, in connection with the purchase and sale of a majority of the Company’s outstanding shares of common stock, Vladislav Emolovich resigned from all positions held, after appointing Dominic Chappell as the Company’s sole officer and director.

On May 6, 2016, the current sole Officer and Director made unsecured, non-interest bearing cash advances to the Company, in the amount of $6,302. To cover operating overhead, the sole Officer and Director, made, during the period from June 3, 2016 through August 31, 2016, a series of non-interest cash advances, totaling $15,320, to the Company

NOTE 6 - SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2016 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

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

Three Month Period Ended August 31, 2016

Revenues

The Company was established on September 18, 2014 and had no revenues for the three months ended August 31, 2016 and revenues of $2,000 for the three months ended August 31, 2015.

General and Administrative

General and administrative expenses were $1,500 in both the three months ended August 31, 2016 and the three months ended August 31, 2015.

Professional Fees

Legal fees were $5,988 for the three months ended August 31, 2016, compared to $0 for the three months ended August 31, 2015, an increase of $5,988. The increase was primarily due to legal fees incurred for the purpose of developing a new business plan and re-organizing the capital structure.

Net Loss

Our net operating loss was $7,488 for the three months ended August 31, 2016, compared to $1,000 for the three months ended August 31, 2015, an increase of $6,488, or 648%. Net operating loss increased, as set forth above, primarily due to the increase in general and administrative costs and legal fees as referred to in the two preceding paragraphs.

Nine Month Period Ended August 31, 2016

Revenues

The Company was established on September 18, 2014 and had no revenues for the nine months ended August 31, 2016 and revenues of $2,000 for the nine months ended August 31, 2015.

General and Administrative

General and administrative expenses were $28,935 for the nine months ended August 31, 2016, compared to $8,995 for the nine months ended August 31, 2015, an increase of $19,940 or 222%. The increase is due to consulting fees incurred for the purpose of developing a new business model and the increased costs of maintaining the public vehicle.

Professional Fees

Legal fees were $20,807 for the nine months ended August 31, 2016, compared to $0 for the nine months ended August 31, 2015, an increase of $20,807. The increase was primarily due to legal fees incurred for the purpose of developing a new business plan and re-organizing the capital structure.

Net Loss

Our net operating loss was $49,742 for the nine months ended August 31, 2016, compared to $8,495 for the three months ended August 31, 2015, an increase of $41,247, or 486%. Net operating loss increased, as set forth above, primarily due to the increase in general and administrative costs and legal fees as referred to in the two preceding paragraphs.

Liquidity and Capital Resources

Introduction

During the three months ended August 31, 2016, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of August 31, 2016 was $0. Our monthly cash flow burn rate for the nine months ended August 31, 2016 was approximately $4,500. Advances from related parties has been our primary source of capital for the nine months ended August 31, 2016; we have received $29,307 in loans from related parties over this period. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash, current assets, total assets, current liabilities, and total liabilities as of August 31, 2016 and November 30, 2015, respectively, are as follows:

	August 31,	November 30,
	2016	2015	Change

Cash	$0	$20,105	$(20,105)
Total Current Assets	0	20,435	(20,435)
Total Assets	0	20,435	(20,435)
Total Current Liabilities	29,307	3,686	25,621
Total Liabilities	$29,307	$3,686	$25,621

Our cash and total current assets decreased because we paid operating expenses from cash on hand and did not generate revenues or raise additional capital. Our total current liabilities increased because without cash to pay our operating expenses, we have had to delay payment to our service providers. Our working capital decreased from $16,749 to a deficit of ($29,307), and our total stockholders’ deficit increased by $46,056 to ($29,307).

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of August 31, 2016 was $0. Based on our lack of revenues and current monthly burn rate of approximately $4,500 per month, we will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $(49,742) for the nine months ended August 31, 2016, compared to $(6,995) for the nine months ended August 31, 2015. For the nine months ended August 31, 2016, the net cash consisted primarily of our net loss of $(49,742), offset primarily by a decrease in deposits of $330. For the nine months ended August 31, 2015, the net cash used in operating activities consisted primarily of our net loss of $(8,495), offset primarily by an increase in accounts payable of $1,500.

Financing

Our net cash provided by financing activities for the nine months ended August 31, 2016 was $29,307, compared to $3,700 for the nine months ended August 31, 2015, all of which was cash advances from related parties.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2016, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2016, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended August 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of Todex Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Chief Executive Officer and Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

______________

(1)   Incorporated by reference from our registration statement on Form S-1 filed with the Commission on December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Todex Corp.

Dated: October 17, 2016	By:	/s/ Dominic Chappell
	Name:	Dominic Chappell
	Its:	President

