Form 10-K
period 2016-11-30
Global Smart Capital Corp.
filed 2017-02-22
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

COMMISSION FILE NO. 333-201288

GLOBAL SMART CAPITAL CORP. formerly TODEX CORP.
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of February 9, 2017, the registrant had 8,580,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of February 9, 2017.

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

As used in this annual report, the terms "we", "us", "our", "the Company", means Global Smart Capital Corp, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

We were incorporated in the State of Nevada on September 18, 2014. We plan to be in the business of software development. We were going to develop the software for car dealers around the world. New management was appointed in February 2017 and is developing a new business plan. On January 27, 2017 the Company name was changed to Global Smart Capital Corp.

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

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates and judgments on historical experiences and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) that, collectability is reasonably assured.

The Company’s revenue has consisted of proceeds from sales of the designing, developing and implementing applications software.

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

Revenues

During the year ended November 30, 2016, we earned no revenue compared to $2,000, earned for software development during the year ended November 30, 2015. Software development and training was provided by the Company President at no charge to the company.

Operating expenses

During the year ended November 30, 2016 we incurred expenses of $59,937 for the payment of legal, accounting and other administrative costs compared to $16,495 incurred during the year ended November 30, 2015. Our net loss for the year ended November 30, 2016, was $59,937 compared to a net loss of $14,495 for the same period in 2015.

Liquidity and Capital Resources

As of November 30, 2016 our total assets were $0 compared to $20,435 in total assets at November 30, 2015. As of November 30, 2016, our current liabilities were $38,002 compared to $3,686 at November 30, 2015.

As of November 30, 2016, the Company had no assets, compared to total assets of $20,435, comprised of cash of $20,105 and deposit of $330, as of November 30, 2015. As of November 30, 2016 total current liabilities consisted of $2,959 of accounts payable, primarily for professional fees, and a $35,043 unsecured, non interest loan to the Company by its sole officer and director, compared to a loan of $3,686 on November 30, 2015, from a Director and former officer, which loan was subsequently forgiven.

Stockholders’ deficit on November 30, 2016 was $38,002 compared with stockholders’ equity of $16,749 as of November 30, 2015.

The weighted average number of shares outstanding was 8,580,000 for the year ended November 30, 2016, compared to 6,389,260 for the year ended November 30, 2015

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended November 30, 2016, net cash flows used in operating activities was $56,648 compared to $14,495 for the year ended November 30, 2015. The increase between the two periods was due to the increased scale and scope of our business activity.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and debt instruments. For the year ended November 30, 2016 loans from the sole officer and director provided $36,543 compared to $28,500 from the issuance of common stock, for cash plus advances from the President and sole director of $2,700 for the year ended November 30, 2015.

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

GOING CONCERN

The independent auditors' report accompanying our November 30, 2016 and November 30, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The new management has an up-dated business model designed to produce revenue within the current fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Pritchett, Siler & Hardy, P.C.

Certified Public Accountants

1438 N Highway 89, Suite 130

Farmington, UT 84025

Office: (801)447-9572 Fax: (801)447-9578

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and shareholders of

Global Smart Capital Corp. (formerly TODEX Corp.)

Las Vegas, NV

We have audited the accompanying balance sheets of Global Smart Capital Corp. (formerly TODEX Corp.) (the “Company”) as of November 30, 2016 and 2015 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended November 30, 2016 and 2015, and the related notes to the financial statements. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of November 30, 2016 and 2015 and the results of its operations and its cash flows for the years ended November 30, 2016 and 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company suffered a loss from operations during the years ended November 30, 2016 and 2015, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Pritchett, Siler & Hardy P.C.

Salt Lake City, Utah

February 20, 2017

Global Smart Capital Corp

(formerly Todex Corp)

Balance Sheets

	November 30,	November 30,
	2016	2015

ASSETS

Current assets
Cash	$-	$20,105
Deposit	-	330
Total current assets	-	20,435

Total assets	$-	$20,435

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$2,959	$-
Loan payable - related party	35,043	3,686
Total current liabilities	38,002	3,686

Stockholders' equity (deficit)
Common stock, 75,000,000 shares authorized, at $0.001 par value; 8,580,000 issued and outstanding at November 30, 2016 and 2015, respectively	8,580	8,580
Additional paid in capital	28,406	23,220
Accumulated deficit	(74,988)	(15,051)
Total stockholders' equity (deficit)	(38,002)	16,749

Total liabilities and stockholders' equity (deficit)	$-	$20,435

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp

(formerly Todex Corp)

Statements of Operations

	For the years ended
	November 30,
	2016	2015

Revenue	$-	$2,000
Cost of sales - related party	-	-

Gross profit	-	2,000

Operating expenses
General and administrative	35,344	16,495
Legal fees	24,593	-
Total operating expenses	59,937	16,495

Loss from operations	(59,937)	(14,495)

Provision for income taxes	-	-
Net loss	(59,937)	$(14,495)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	8,580,000	6,389,260

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp

(formerly Todex Corp)

Statement of Changes in Stockholders' Equity (Deficit)

For the years ended November 30, 2016 and November 30, 2015

	Common Shares				Total
	Number of Shares	Par Value $0.001	Additional paid-in-capital	Deficit	Stockholders' Equity (Deficit)

Balance, November 30, 2014	6,000,000	$6,000	$-	$(556)	$5,444
Common Shares issued for cash	2,580,000	2,580	23,220	-	25,800
Net loss for the period	-	-	-	(14,495)	(14,495)

Balance, November 30, 2015	8,580,000	8,580	23,220	(15,051)	16,749
Foregiveness of related party loan	-	-	5,186	-	5,186
Net loss for the period	-	-	-	(59,937)	(59,937)

Balance, November 30, 2016	8,580,000	$8,580	$28,406	$(74,988)	$(38,002)

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp

(formerly Todex Corp)

Statements of Cash Flow

	For the years ended
	November 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(59,937)	$(14,495)
Adjustments to reconcile net loss to net cash used in operations
Change in operating assets and liabilities
Decrease in deposit	330	-
Increase in accounts payable	2,959	-
Net cash (used in) operating activities	(56,648)	(14,495)

Investing activities:	-	-
Net cash provided (used in) investing activities	-	-

Financing activities:
Proceeds from sale of common stock	-	25,800
Loan from related party	36,543	2,700
Net cash provided by financing activities	36,543	28,500

Net (decrease) in cash	(20,105)	14,005
Cash, beginning	20,105	6,100
Cash, ending	$-	$20,105

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Supplementary disclosure for non cash investing and financing activities:
Debt owing to former officer and director, forgiven and converted to paid in capital	$5,186	$-

(the accompanying notes are an integral part of these audited financial statements)

GLOBAL SMART CAPITAL CORP

(formerly TODEX Corp.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

NOTE 1 - ORGANIZATION AND OPERATIONS

Global Smart Capital Corp (formerly TODEX Corp.) (the "Company") was incorporated in Nevada on September 18, 2014 ("Inception"). The Company was a software development company which planned to work in the B2B market by developing accounting software for business management and operations. We were going to develop the software for car dealers around the world. We intended to develop software for both PCs and mobile platforms. On April 13, 2016, through a change of control, new management was appointed and is developing a new business plan for the Company.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $59,937 during the year ended November 30, 2016 and as of the same date had an accumulated deficit of $74,988, compared to a net loss of $14,495 and an accumulated deficit of $15,051 for the year ended November 30, 2015. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared using accounting principles generally accepted in the United States of America (“GAAP”), applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company’s year-end is November 30.

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

Fair value of Financial Instruments

The carrying value of cash, deposits, accounts payable, loan from related party and revenue approximates their fair value due to their short-term maturity.

GLOBAL SMART CAPITAL CORP

(formerly TODEX Corp.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

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

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) the collectability is reasonably assured.

The Company’s revenue consists of proceeds from sales of the designing, developing and implementing applications software.

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the year ended November 30, 2016 and therefore basic and diluted earnings (loss) per share are equal.

GLOBAL SMART CAPITAL CORP

(formerly TODEX Corp.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

For the year ended November 30, 2015, the Company issued 2,580,000 shares at $0.01 per share for total proceeds of $25,800.

As of November 30, 2016, and November 30, 2015, the Company had 8,580,000 common shares issued and outstanding.

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

On November 30, 2015, the Company owed the former Director and President of the Company, $3,686, which was advanced to the Company, for operating expenses. On April 5, 2016, the total balance of $3,686, owing to the retiring Director and President, was forgiven and transferred to additional paid in capital, along with an additional $1,500 that was subsequently advanced.

On April 13, 2016, in connection with the purchase and sale of a majority of the Company’s outstanding shares of common stock, Vladislav Emolovich resigned from all positions held, after appointing Dominic Chappell as the Company’s sole officer and director.

On May 6, 2016, and subsequently through November 30, 2016, the current sole Officer and Director made unsecured, non-interest bearing cash advances, to pay operating costs, to the Company, in the amount of $35,043. The entire balance remained unpaid at November 30, 2016.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual

The Company had leased office space in Las Vegas Nevada for use as its Corporate Headquarters. The term of the lease was month to month, so there was no related material commitment or contingency associated with this agreement. The Company's new management has discontinued the use of this facility and has provided space on an as needed basis at no cost.

Litigation

We were not subject to any legal proceedings during the years ended November 30, 2015 and 2016. No legal proceedings are currently pending or threatened, to the best of our knowledge.

GLOBAL SMART CAPITAL CORP

(formerly TODEX Corp.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

Product Warranties

The Company warrants that its software products will operate according to the software’s specifications for a period of one year following acceptance by the Company’s customers. In the event its software products do not operate in accordance with a software’s specifications, the Company takes all actions necessary to cause the software to operate according to the software’s specifications at the Company’s expense.

The Company also warrants that its software products will not infringe upon any copyright, patent, trade secret or other intellectual property interest of any third party. In the event of a claim of infringement, the Company will secure the right of its customers to use the software product without infringement at the Company’s expense.

As of November 30, 2016, there were no claims for warranty expenses outstanding. Exposure to product warranty liabilities are considered nominal due to the Company’s limited operating and sales history.

NOTE 7 – DISCLOSURE OF MAJOR CUSTOMERS

During the years ended November 30, 2016, and 2015 one customer accounted for 0% and 100% of total sales, respectively.

NOTE 8 – INCOME TAXES

As of November 30, 2016 the Company had net operating loss carry forwards of $74,988 that may be available to reduce future years’ taxable income through 2036. The years 2014 to 2015 remain subject to examination by the Company’s major tax jurisdictions. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	November 30, 2016	November 30, 2015
Federal income tax benefit (at 34%) attributable to:
Current Operations - net loss	$20,379	$4,928
Less: change in valuation allowance	(20,568)	(4,928)
Other differences	189	-
Net provision for Federal income taxes	$-	$-

GLOBAL SMART CAPITAL CORP

(formerly TODEX Corp.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2016 AND 2015

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	November 30, 2016	November 30, 2015
Deferred tax asset attributable to:
Net operating loss carryover	$25,496	$4,928
Less: valuation allowance	(25,496)	(4,928)
	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

On December 30, 2016, our majority shareholder, Retail Acquisitions Limited, sold its entire interest in the Company, consisting of 6,000,000 shares of our common stock, in three separate transfers of 2,000,000 shares each, to three investors: Ranxu Fu, Mak Shee Fu and Roux and Sons Hk. Ltd. The shares sold by Retail Acquisitions Limited constitute 69.93% of the 8,580,000 shares of common stock issued and outstanding.

On February 2, 2017, the sole director and officer approved a resolution allowing the Company to change its name to Global Smart Capital Corp.

On February 6, 2017, the Company’s sole director and officer appointed the following additional directors and officers:

Mr. Johannes Petrus Roux, Director, Chairman and CEO

Mr. Shee Fu Mak, Director, Co-chairman

Mr. Fu Ranxu, Director

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Item 9A: Controls and Procedures.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Securities Exchange Act of 1934, our management, with the participation of our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report on Form 10-K. Based on this evaluation, management concluded that as of the end of the period covered by this transition report on Form 10-K, these disclosure controls and procedures were ineffective. The ineffectiveness of our disclosure controls and procedures was due to material weaknesses identified in our internal control over financial reporting, described below. Because of the inherent limitations in all control systems, our management believes that no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30.2016. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2016. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report on Form 10-K.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year November 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position	Term in Office

Vladislav Emolouich 1810 E Sahara Ave, # 219, Las Vegas, NV 89104	33	President, Treasurer, Secretary and Director	Resigned April 13, 2016

Dominic Chappell 1810 E Sahara Ave, # 219, Las Vegas, NV 89104	49	Officer and Director	Appointed April 13, 2016

Johannes Petrus Roux 796/3 Everfell Close Archwood Dainfern, Johannesburg, South Africa	47	Chairman, CEO and Director	Appointed January 4, 2017

Shee Fu Mak 40 Jalan Suters 5 Taman Sentosa, Johore Bahru JB 80150, Malaysia	59	Co-Chairman and Director	Appointed January 4, 2017

Fu Ranxu Room 201, Builoding 7, Zone 6, Jia 15 Wanshou Road, Haidian District, Beijing, China	54	Director	Appointed January 4, 2017

Mr. Chappell is a director and majority shareholder of Retail Acquisitions Limited, which owns BHS Group Ltd., the owner of the British Home Stores chain of retail stores. Mr. Chappell has been the executive director of BHS Group Ltd. since March 2015, a director of Retail Acquisitions Limited since November 2014, a director and chief executive officer of Swiss Rock, plc since January 2013, the chairman and chief executive officer of Olivia Holdings Ltd. since May 2012, and a director of Cadiz Petroleum Ltd. since March 2012. Previously, Mr. Chappell was executive director of Olivia Investments Ltd. since from June 2008 to December 2012, and the chief executive officer of Olivia Petroleum SA from August 2010 to September 2012.

Mr. Chappell is a highly experienced entrepreneur with considerable experience in turning around very substantial businesses and implementing effective business planning for sustained growth and longevity. He has over 20 years in the oil and gas industry and property development. His experience encompasses all areas ranging from business administration, financial restructuring and corporate turnaround. He is recognized by clients as a consummate professional with a high degree of personal input, is able to analyze complex situations, design practical solutions, and implement cost-effective plans, and is known for motivating staff to improve production and exceed goals.

Mr. Roux has a background in currency trading, fund raising, bond structuring and financial structures. Mr. Roux was a currency trader with Standard Bank, South Africa from 1999 to 2001 and with Bank Austria in London from 2001 to 2003. Mr. Roux was a senior dealer on the bond desk with Ed Hern Rudolph, South Africa between 2003 and 2005 before becoming treasurer of First Africa Development Corporation in 2005. He is currently the Vice Chairman of Zooom Media. In addition, Mr. Roux was Chairman of Firminy Funds Lmembourg from 2007 until 2010, a position that involved client liaison with buyers in China, bond structuring and fund raising. Mr. Roux was educated in South Africa and holds a marketing degree from Damelin College awarded in 1999. Whilst with Standard Bank, South Africa he was inducted into Standard Bank's future trading program with special attention to treasury and treasury related problems. Mr. Roux has a distinguished sporting background having represented the Springboks (National Rugby Team) as an international rugby player, 12 times between 1994 and 1996.

Fu Ranxu, is currently a Director and Chairman. Aged 54, graduated from Jilin University / Capital University of Economics and Business / Peking University, majoring in Economics and Religion, Mr. Fu has a very high theoretical achievement and enlightenment in the field of philosophy and religion. He has served as directors or senior advisors for a number of listed and unlisted companies. He is a prominent strategist and social activist. Mr. Fu specializes in capital operation, resource integration and top-level structure design. He has extremely thorough and independent analysis on the China capital market as well as industries. He has well established network of high-level contacts. Mr. Fu is in full charge of the Company’s strategic planning. He is a valuable asset of the company.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors and officers, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended November 30, 2016 and 2015:

Summary Compensation Table

Name and Principal Position	Year Ended November 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Vladislav Ermolovich,	2015	0	0	0	0	0	0	0	0
President, Secretary and Treasurer	2016	0	0	0	0	0	0	0	0

Dominic Chappell	2016	0	0	0	0	0	0	0	0

There are no current employment agreements between the company and its officers.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

As of November 30, 2016, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2016 certain information concerning the number of shares of our common stock owned beneficially (1) by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage
Common Stock	Retail Acquisitions Limited 1810 E Sahara Ave, # 219, Las Vegas, NV 89104	6,000,000 shares of common stock (direct)	69.93%

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Upon formation, the Company sold 6,000,000 shares of common stock to the former officer and director of the Company at $0.001 per share, or $6,000 for cash.

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

As at November 30, 2015 the total balance payable to the Company’s former Director and President was $3,686. On April 5, 2016 the balance payable was forgiven by the former Director and President. Due to the verbal agreement these loans were non-interest bearing, unsecured and due upon demand.

On May 6, 2016, and subsequently through November 30, 2016, the current sole Officer and Director made unsecured, non-interest bearing cash advances, to pay operating costs, to the Company, in the amount of $35,043, which balance, remained unpaid at November 30, 2016.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

For the years ended November 30, 2016, and 2015 we incurred approximately $7,873 and $7,750, respectively, in fees, to our principal independent accountants, Pritchett, Siler and Hardy PC, for professional services rendered in connection with the audit of our financial statements for the years then ended and for the reviews of our financial statements for the quarters ended February 28, May 31, and August 31, of each year.

Audit Related Fees

For the Company's fiscal year ended November 30, 2016 and 2015, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company's fiscal years ended November 30, 2016 and 2015, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2016 and 2015.

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

GLOBAL SMART CAPITAL CORP.

Dated: February 20, 2017	By:	/s/ Dominic Chappell
Dominic Chappell
President, Chief Executive Officer and Chief Financial Officer

