Form 10-Q
period 2017-02-28
Global Smart Capital Corp.
filed 2017-04-14
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 333-201288

GLOBAL SMART CAPITAL CORP
(Exact name of registrant as specified in its charter)

Nevada	37-1765902
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1905 Nam Wo Hong Building. 148 Wing Lok Street. Sheng Wan, Hong Kong	999077
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 27 (83) 395 9532

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 5, 2017, there were 8,580,000 shares of common stock, $0.001 par value, issued and outstanding.

GLOBAL SMART CAPITAL CORP

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

ITEM 1 Financial Statements

Global Smart Capital Corp
Balance Sheets
(unaudited)

	February 28,	November 30,
	2017	2016

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$340	$2,959
Loan payable - related party	43,957	35,043
Total current liabilities	44,297	38,002

Stockholders' equity (deficit)

Common stock, 75,000,000 shares authorized, at $0.001 par value; 8,580,000 issued and outstanding at February 28, 2017 and November 30, 2016	8,580	8,580
Additional paid in capital	28,406	28,406
Accumulated deficit	(81,283)	(74,988)
Total stockholders' equity (deficit)	(44,297)	(38,002)

Total liabilities and stockholders' equity (deficit)	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp
Statements of Operations
(unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016

Operating expenses
General and administrative	$6,295	$19,813
Total operating expenses	6,295	19,813

Loss from operations	(6,295)	(19,813)

Provision for income taxes	-	-
Net loss	(6,295)	$(19,813)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	8,580,000	8,580,000

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp
Statements of Cash Flow
(unaudited)

	For the Three Months Ended
	February 28,	February 29,
	2017	2016
Cash flows from operating activities:
Net loss	$(6,295)	$(19,813)
Adjustments to reconcile net loss to net cash used in operations
Change in operating assets and liabilities
Increase in accounts payable	6,295	-
Net cash (used in) operating activities	-	(19,813)

Investing activities:	-	-
Net cash provided (used in) investing activities	-	-

Financing activities:	-	-
Net cash provided by financing activities	-	-

Net (decrease) in cash	-	(19,813)
Cash, beginning	-	20,105
Cash, ending	$-	$292

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

Non - cash financing activity:
Accounts payable paid with loans from related parties	$8,914	$-

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Inc

Notes to Unaudited Financial Statements

For the Three Months Ended February 28, 2017 and February 29, 2016

NOTE 1 – ORGANIZATION AND OPERATIONS

GLOBAL SMART CAPITAL CORP (the "Company") was incorporated, as Todex Corp. in Nevada on September 18, 2014 ("Inception") and changed its name from Todex to Global on February 2, 2017. New officers were elected on February 6, 2017 and are in the process of developing a new business plan.

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Global Smart Capital Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended November 30, 2016 and 2015, contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on February 22, 2017. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended November 30, 2016 and 2015 as reported in the Company’s Form 10-K have been omitted.

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the period ended February 28, 2017 and therefore basic and diluted earnings (loss) per share are equal.

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended February 28, 2017 the Company incurred a net loss attributable to common shareholders of $6,295 and as of the same date has an accumulated deficit of $81,283. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SHAREHOLDERS' EQUITY

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of February 28, 2017 and November 30, 2016, the Company had 8,580,000 common shares issued and outstanding, respectively.

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

Between December 1, 2016 and February 28, 2017, the then current sole Officer and Director made unsecured, non-interest bearing advances in the additional amount of $8,914, to the Company. The sole Officer and Director provided the advances directly to third parties to reduce accounts payable.

On December 30, 2016 the Company’s sole officer and director sold 6,000,000 or 69.93% of the Company’s issued and outstanding common shares to three investors. On February 6, 2017, the Company’s sole officer and director appointed Mr. Johannes Petrus Roux as director, chairman and CEO, Mak Shee Fu as director and co-chairman and Ranxu Fu as director.

On February 22, 2017 Dominic Chappell resigned from all positions held as an officer and director.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2017 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

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

Summary Overview

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firm for our financial statements for the years ended November 30, 2016 and 2015 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Results of Operations

Introduction

On April 13, 2016, and again on February 6, 2017 new management was appointed in connection with changes of control of the Company. At this time, we do not have an established business plan. However, we are taking steps to provide capital and minimize losses in the absence of a revenue producing business, including: (1) minimizing expenses, (2) raising equity financing, and (3) developing and implementing a new business model. Our management is actively seeking an operating business to acquire or with which to complete a merger.

Three Month Period Ended February 28, 2017

Revenues

The Company was established on September 18, 2014 and had no revenues for the three months ended February 28, 2017 and February 29, 2016.

General and Administrative

General and administrative expenses were $6,295 and $19,813 respectively for the three months ended February 28, 2017 and February 29, 2016. The reduction in costs is the result of requiring less legal activity due to the time and fees spent in the earlier period and lack of activity in the later period.

Net Loss

Our net operating loss was $6,295 for the three months ended February 28, 2017, compared to $19,813 for the three months ended February 29, 2016, a decrease of $13,518, or 68.2%. Net operating loss decreased, as set forth above, primarily due to the decrease in general and administrative costs and legal fees as referred to in the preceding paragraph.

Liquidity and Capital Resources

Introduction

During the three months ended February 28, 2017, because we did not generate any revenues, we had negative operating cash flows. Our cash on hand as of February 28, 2017 was $0. Our monthly cash flow burn rate for the three months ended February 28, 2017 was approximately $2,100 per month. Advances from related parties has been our source of capital for the three months ended February 28, 2017. In addition to the $35,043 received through November 30, 2016, in loans from related parties, the same parties advanced an additional $8,914 during the three months ended February 28, 2017. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash and total current assets decreased because we paid operating expenses with loans from related parties and did not generate revenues or raise additional capital, other than the advances referred to above and our total stockholders’ deficit increased to $44,297.

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of February 28, 2017 was $0. Based on our lack of revenues and current monthly burn rate of approximately $2,100 per month, we will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and/or debt financings.

 Sources and Uses of Cash

Operations

We had net cash used in operating activities of $0 for the three months ended February 28, 2017, compared to net cash used of $19,813 for the three months ended February 29, 2016. For the three months ended February 28, 2017, the net cash used in operating activities consisted of our net loss of $6,295 plus an increase in accounts payable of $6,295. All of our outstanding payables during the three months ended February 28, 2017 were paid directly by related parties. For the three months ended February 29, 2016, the net cash used in operating activities consisted of our net loss of $19.813.

Financing

Our net cash provided by financing activities for the three months ended February 28, 2017 and February 29, 2016 was $0.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2017, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended February 28, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

None.

ITEM 6 Exhibits

(a) Exhibits

3.1 (1)	Amended and Restated Articles of Incorporation of Todex Corp.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

______________

(1) Incorporated by reference from our registration statement on Form S-1 filed with the Commission on December 31, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Global Smart Capital Corp

Dated: April 14, 2017	By:	/s/ Johannes P. Roux
	Name:	Johannes P. Roux
	Its:	President

