Form 10-Q
period 2017-05-31
Global Smart Capital Corp.
filed 2017-08-03
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2017, there were 8,580,000 shares of common stock, $0.001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

Global Smart Capital Corp

Balance Sheets

(unaudited)

	May 31,	November 30,
	2017	2016

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$6,756	$2,959
Loan payable - related party	45,607	35,043
Total current liabilities	52,363	38,002

Stockholders' equity (deficit)
Common stock, 75,000,000 shares authorized, at $0.001 par value; 8,580,000 issued and outstanding at May 31, 2017 and November 30, 2016, respectively	8,580	8,580
Additional paid in capital	28,406	28,406
Accumulated deficit	(89,349)	(74,988)
Total stockholders' equity (deficit)	(52,363)	(38,002)

Total liabilities and stockholders' equity (deficit)	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Six Months Ended
	May 31,		May 31,
	2017	2016	2017	2016
Operating expenses
General and administrative	$8,066	$22,441	$14,361	$42,254
Total operating expenses	8,066	22,441	14,361	42,254

Loss from operations	(8,066)	(22,441)	(14,361)	(42,254)

Provision for income taxes	-	-	-	-
Net loss	$(8,066)	$(22,441)	$(14,361)	$(42,254)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	8,580,000	8,580,000	8,580,000	8,580,000

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp

Statements of Cash Flow

(unaudited)

	For the Six Months Ended
	May 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(14,361)	$(42,254)
Adjustments to reconcile net loss to net cash used in operations
Overhead paid directly by third party	10,564
Change in operating assets and liabilities
Decrease in deposit	-	330
Increase in accounts payable	3,797	15,517
Net cash (used in) operating activities	-	(26,407)

Investing activities:	-	-
Net cash provided (used in) investing activities	-	-

Financing activities:
Loan from related party	-	6,302
Net cash provided by financing activities	-	6,302

Net (decrease) in cash	-	(20,105)
Cash, beginning	-	20,105
Cash, ending	$-	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-
Supplementary disclosure for non cash investing and financing activities
Debt owing to former director - converted to paid in capital	$-	$3,686
Related party payments to pay overhead items	$10,564	$-

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital, Corp

Notes to Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

GLOBAL SMART CAPITAL CORP (the “Company”) was incorporated, as Todex Corp. in Nevada on September 18, 2014 (“Inception”) and changed its name from Todex to Global on February 2, 2017. New officers were elected on February 6, 2017 and are in the process of developing a new business plan.

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

Reclassification

Prior year amounts in the income statement have been reclassified to conform to the current year presentation. There was no impact on the Company’s balance sheets, income statements or statements of cash flows.

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

Global Smart Capital, Corp

Notes to Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the six months ended May 31, 2017 the Company incurred a net loss attributable to common shareholders of $14,361 and as of the same date has an accumulated deficit of $89,349. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – SHAREHOLDERS’ EQUITY

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. As of May 31, 2017 and November 30, 2016, the Company had 8,580,000 common shares issued and outstanding.

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

Global Smart Capital, Corp

Notes to Financial Statements

For the Three and Six Months Ended May 31, 2017 and 2016

(unaudited)

From December 1, 2016 to February 28, 2017 a former Officer and Director made $8,914 of unsecured and non-interest bearing cash advances, by paying vendors directly on behalf of the Company.

On December 30, 2016 the sole officer and director sold 6,000,000 or 69.93% of the 8,580,000 to three investors and on February 6, 2017 appointed each of the three as officers and directors.

On February 22, 2017 Dominic Chappell resigned from all positions held as an officer and director.

From March 1, 2017 to May 31, 2017, additional unsecured and non-interest bearing cash advances of $1,650 were made by the existing officers and directors.

NOTE 6 – SUBSEQUENT EVENTS:

The Company has evaluated subsequent events from May 31, 2017 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

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

Revenues

The Company was established on September 18, 2014 and had no revenues for the six months ended May 31, 2017 and May 31, 2016.

General and Administrative

General and administrative expenses were $8,066 and $22,441 respectively for the three months ended May 31, 2017 and May 31, 2016 and $14,361 and $42,254 for the six months ended May 31, 2017 compared to May 31, 2016. The reduction was due to the lack of legal fees, not required due to the reduced level of activity.

Net Loss

Our net operating loss was $8,066 for the three months ended May 31, 2017, compared to $22,441 for the three months ended May 31, 2016, a decrease of $14,375, or 64%. Net operating loss decreased, as set forth above, primarily due to the decrease in legal fees, which, due to the inactivity, were no longer required. Net loss from operations for the six months ended May 31, 2017 decreased by $28,143, or 67% compared to the net loss from operations for the six months ended May 31, 2016. That decrease was the result of reduced business activity and the lack of need for legal services as a result of the reduced business activity.

Liquidity and Capital Resources

Introduction

During the six months ended May 31, 2017, because we did not generate any revenues, we had $0. operating cash flows. Our cash on hand as of May 31, 2017 was $0.. Our monthly cash flow burn rate for the six months ended May 31, 2017 was approximately $2,400 per month. Advances from related parties has been our source of capital for the six months ended May 31, 2017. In addition to the $35,043 received through November 30, 2016, in loans from related parties, the same parties advanced an additional $8,914 during the six months ended May 31, 2017, and a current officer and director advanced $1,650 during the six months ended May 31, 2017. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash and total current assets decreased because we paid operating expenses with loans from related parties and did not generate revenues or raise additional capital, other than the advances referred to above and our total stockholders’ deficit increased to $52,363.

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of May 31, 2017 was $0. Based on our lack of revenues and current monthly burn rate of approximately $2,400 per month, we will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and/or debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $0. for the six months ended May 31, 2017 compared to net cash used of $26,407 for the six months ended May 31, 2016. For the six months ended May 31, 2017, the net cash used in operating activities consisted of our net loss of $14,361 minus an increase in accounts payable of $3,797 and minus $8,914 overhead items paid directly by a former officer and director. All of our outstanding payables, incurred during the six months ended May 31, 2017 were paid directly by related parties, subsequent to the current quarter. For the six months ended May 31, 2016, the net cash used in operating activities consisted of our net loss of $42,254 less the increase of $15,517 of accounts payable.

Financing

Our net cash provided by financing activities for the six months ended May 31, 2017 and May 31, 2016 was $0. and $6,302 respectively.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of May 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of May 31, 2017, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the six month period ended May 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Global Smart Capital Corp

Dated: August 1, 2017	By:	/s/ Johannes P. Roux
	Name:	Johannes P. Roux
	Its:	President

