Form 10-Q
period 2017-08-31
Global Smart Capital Corp.
filed 2017-10-25
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2017

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 12, 2017, there were 11,580,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

Global Smart Capital Corp

Balance Sheets

(unaudited)

	August 31,	November 30,
	2017	2016

ASSETS

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,250	$2,959
Loan payable - related party	59,622	35,043
	60,872	38,002

Stockholders' equity (deficit)
Preferred stock; 10,000,000 authorized at $0.0001 par value, none issued and outstanding at August 31, 2017 and November 30, 2016	-	-
Common stock, 500,000,000 shares authorized; $0.0001 par value; 11,580,000 and 8,580,000 issued and outstanding at August 31, 2017 and November 30, 2016, respectively	1,158	858
Additional paid in capital	65,828	36,128
Accumulated deficit	(127,858)	(74,988)
Total stockholders' equity (deficit)	(60,872)	(38,002)

Total liabilities and stockholders' equity (deficit)	$-	$-

(The accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp

Statements of Operations

(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	August 31		August 31
	2017	2016	2017	2016
Operating expenses
General and administrative	$8,509	$7,488	$22,870	$49,742
Consulting	30,000	-	30,000	-
Total operating expenses	38,509	7,488	52,870	49,742

Loss from operations	(38,509)	(7,488)	(52,870)	(49,742)

Provision for income taxes	-	-	-	-
	$(38,509)	$(7,488)	$(52,870)	$(49,742)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average common shares outstanding -
Basic and diluted	10,112,609	8,580,000	9,072,701	8,580,000

(The accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp

Statements of Cash Flow

(unaudited)

	For the Nine Months Ended
	August 31
	2017	2016
Cash flows from operating activities:
Net loss	$(52,870)	$(49,742)
Adjustments to reconcile net loss to net cash used in operations
Overhead paid directly by related party	22,870	-
Stock based compensation	30,000	-
Change in operating assets and liabilities
Decrease in deposit	-	330
Net cash (used in) operating activities	-	(49,412)

Investing activities:
Net cash provided (used in) investing activities	-	-

Financing activities:
Loan from related party	-	29,307
Net cash provided by financing activities	-	29,307

Net (decrease) in cash	-	(20,105)
Cash, beginning	-	20,105
	$-	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-
Supplementary disclosure for non cash investing and financing activities
Debt owing to former director - converted to paid in capital	$-	$3,686
Related party payments to pay overhead items	$22,870	$-
Accounts Payable paid from related party advances	$1,709	$-

(The accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp

Notes to Financial Statements

For the Three and Nine Months Ended August 31, 2017

And the Year Ended August 31, 2016

(unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

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

Reclassification

Previous year amounts in the income statement have been reclassified to conform to the current year presentation. There was no impact on the Company’s balance sheets, income statement or statements of cash flows.

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

Global Smart Capital Corp

Notes to Financial Statements

For the Three and Nine Months Ended August 31, 2017

And the Year Ended August 31, 2016

(unaudited)

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the nine months ended August 31, 2017 the Company incurred a net loss attributable to common shareholders of $52,870, and as of the same date has an accumulated deficit of $127,858. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4: SHAREHOLDERS’ EQUITY

On August 21, 2017, the Company increased the authorized capital stock to 500,000,000 common shares and 10,000,000 preferred shares, both with a par value of $ 0.0001 per share. As of August 31, 2017 and November 30, 2016, there were no preferred shares issued. As of those same dates the Company had 11,580,000 and 8,580,000 common shares issued and outstanding.

On July 17, 2017 the Company issued 3,000,000 common shares to one individual for consulting services. The shares were recorded at a cost of $0.01 per share for a total cost of $30,000.

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

Global Smart Capital Corp

Notes to Financial Statements

For the Three and Nine Months Ended August 31, 2017

And the Year Ended August 31, 2016

(unaudited)

As of November 30, 2016, the then sole Officer and Director had unsecured, non-interest bearing cash advances to the Company in the amount of $35,043 to cover operating overhead. Between December 1, 2016 and February 28, 2017 this Officer and Director advanced an additional $8,914 of advances.

On December 30, 2016 the sole officer and director sold 6,000,000 or 69.93% of the 8,580,000 to three investors and on February 6, 2017 appointed each of the three as officers and directors.

On February 22, 2017 Dominic Chappell resigned from all positions held as an officer and director.

On July 17, 2017 the Company issued 3,000,000 common shares to a related party for consulting services. The shares were recorded at a cost of $0.01 per share for a total cost of $30,000.

NOTE 6: SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2017 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

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

Revenues

The Company was established on September 18, 2014 and had no revenues for the nine months ended August 31, 2017 and 2016.

Operating Expenses

General and administrative expenses were $8,509 and $7,488 respectively for the three months ended August 31, 2017 and 2016 and $22,870 and $49,742 for the nine months ended August 31, 2017 and 2016, respectively. The reduction, was due to the elimination of legal fees incurred during the current year due reduced operating activity. In addition to the general and administrative costs, the Company, during the three months ended August 31, 2017, issued 3,000,000 common restricted shares, recorded at a cost of $30,000, to an individual for consulting services. There was no such cost during the comparative periods in 2016.

Net Loss

Net loss for the three months ended August 31, 2017 increased to $38,509 compared to $7,488 for the three months ended August 31, 216 and $52,870 compared to $49,742 for the nine months ending August 31, 2017 and 2016, respectively, due to the factors discussed in the previous paragraph.

Liquidity and Capital Resources

Introduction

During the nine months ended August 31, 2017, because we did not generate any revenues, and we had no operating cash flows. We had no cash on hand as of August 31, 2017. Our monthly cash flow burn rate for the nine months ended August 31, 2017 was approximately $2,541 per month. Advances from related parties has been our source of capital for the nine months ended August 31, 2017. In addition to the $35,043 received through November 30, 2016, in loans from related parties, the same parties advanced an additional $8,914 during the nine months ended August 31, 2017, and a current officer and director advanced $15,665 during the nine months ended August 31, 2017. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash and total current assets decreased because we paid operating expenses with loans from related parties and did not generate revenues or raise additional capital, other than the advances referred to above and our total stockholders’ deficit increased to $127,858.

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Cash Requirements

Our cash on hand as of August 31, 2017 was $0. Based on our lack of revenues and current monthly burn rate of approximately $2,541 per month, we will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and/or debt financings.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $0. during the nine months ended August 31, 2017 compared to net cash used of $49,412 for the nine months ended August 31, 2016. For the nine months ended August 31, 2017, the net cash used in operating activities consisted of our net loss of $38,509 minus $30,000 in non-cash stock based compensation minus a decrease in accounts payable of $1,709 and minus $24,579 overhead items paid directly by previous and current officers and directors. All of our outstanding payables, except for $1,250, incurred during the nine months ended August 31, 2017 were paid directly by related parties. For the nine months ended August 31, 2016, the net cash used in operating activities consisted of our net loss of $49,742 less the decrease in deposits of $330.

Financing

Our net cash provided by financing activities for the nine months ended August 31, 2017 and August 31, 2016 was $0, respectively.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of August 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of August 31, 2017, our disclosure controls and procedures were not effective.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the nine month period ended August 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On July 17, 2017 the Company issued 3,000,000 common shares to a related party, for consulting services. The shares were recorded at a cost of $0.01 per share for a total cost of $30,000.

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

Global Smart Capital Corp

Dated: October 25, 2017	By:	/s/ Johannes P. Roux
	Name:	Johannes P. Roux
	Its:	President

