Form 10-K
period 2017-11-30
Global Smart Capital Corp.
filed 2018-04-23
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

As of April 19, 2018, the registrant had 13,368,044 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of April 12, 2018.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms “we”, “us”, “our”, “the Company”, means Global Smart Capital Corp, unless otherwise indicated.

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

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares and our shares have not traded. Our common shares are quoted on the OTC Bulletin Board and OTC Link under the symbol “TDXP”. Trading in stocks quoted on the OTC Bulletin Board and OTC Link is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses the Company’s financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America.

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

Due to the limited level of operations, the Company has not made material assumptions or estimates other than the assumption that there is substantial doubt that the Company will continue as a going concern.

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

Revenues

During the years ended November 30, 2017 and 2016 we earned no revenue.

Operating expenses

During the year ended November 30, 2017 we incurred expenses of $141,333 which included $22,295 consulting fees and $93,906 research and development cost, both, paid through the issuance of common shares; $1,264 for legal fees and $23,868 of general overhead, compared to $35,344 general administration and $24,593 in legal fees for the same period in 2016.

Liquidity and Capital Resources

As of November 30, 2017, the Company had $7,743 worth of total assets, compared to total assets of $0 as of November 30, 2016. As of November 30, 2017 total current liabilities consisted of $1,250 accounts payable and an unsecured, non-interest bearing loan from the Company’s President in the amount of $61,922 compared to $2,959 of accounts payable, and a $35,043 unsecured, non interest loan to the Company by its sole officer and director.,

Stockholders’ deficit on November 30, 2017 was $55,429 compared to $38,002 as of November 30, 2016.

The weighted average number of shares outstanding was 9,711,310 for the year ended November 30, 2017, compared to 8,580,000 for the year ended November 30, 2016.

Cash Flows from Operating Activities

We did not generate positive cash flows from operating activities for the year ended November 30, 2017. Net cash flows used in operating activities was $25,132 compared to $56,648 for the year ended November 30, 2016. The decrease between the two periods was due to the inactivity during the year ended November 30, 2017.

Cash Flows from Financing Activities

We have financed our operations primarily from the issuance of equity and debt instruments. For the year ended November 30, 2017 the Company President, directly, paid overhead expenses of $22,870 and loaned $2, 300 to the Company, unsecured and non-interest bearing. During the year ended November 30, 2016 the sole officer and director provided, a loan of, $36,543 also unsecured and non-interest bearing.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds; issuances of securities and shareholder loans. There are no agreements or written commitments for a shareholder, to do so. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further shareholder advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, debt issuances and shareholder advances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

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

GOING CONCERN

The independent auditors’ reports accompanying our November 30, 2017 and November 30, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. The new management has an up-dated business model designed to produce revenue within the current fiscal year. Global is negotiating to acquire a software platform that allows B2B, B2C, C2C and C2B and believes that the acquisition, if consummated, will produce significant revenues to enable the Company to exist as a going concern.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Certified Public Accountants (a professional corporation) 50 West Broadway, Suite 600 Salt Lake City, UT 84101 (801) 532-7800 Fax (801) 328-4461

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Global Smart Capital Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Global Smart Capital Corp. (the Company) as of November 30, 2017, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended November 30, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2017, and the results of its operations and its cash flows for the year ended November 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Consideration of the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has recurring losses, negative working capital and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If the Company is unable to obtain financing, there could be a material adverse effect on the Company.

Haynie & Company

Salt Lake City, Utah
April 20, 2018

We have served as the Company’s auditor since 2018.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors and Stockholders of

Global Smart Capital Corp.

Las Vegas, NV

We have audited the accompanying balance sheet of Global Smart Capital Corp. as of November 30, 2016 and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes to the financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Smart Capital Corp. as of November 30, 2016 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered a loss from operations during the year ended November 30, 2016, has yet to establish a reliable, consistent and proven source of revenue to meet its operating costs on an ongoing basis and currently does not have sufficient available funding to fully implement its business plan. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pritchett, Siler & Hardy, P.C.

Pritchett, Siler & Hardy, P.C.

Salt Lake City, Utah

February 20, 2017

Global Smart Capital Corp
Balance Sheets
	November 30	November 30
	2017	2016

ASSETS
Current assets
Cash	$38	$-
Prepaid expense	7,705	-
Total current assets	7,743	-

Total assets	$7,743	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$1,250	$2,959
Loan payable - related party	61,922	35,043

	63,172	38,002
Commitments and contingencies	-	-

Stockholders' deficit
Preferred stock; 10,000,000 authorized at $0.0001 par value, none issued and outstanding at November 30, 2017 and November 30, 2016	-	-
Common stock, 500,000,000 shares authorized; $0.0001 par value; 12,519,064 and 8,580,000 issued and outstanding at November 30, 2017 and November 30, 2016, respectively	1,252	858
Additional paid in capital	159,640	36,128
Accumulated deficit	(216,321)	(74,988)
Total stockholders' deficit	(55,429)	(38,002)

Total liabilities and stockholders' deficit	$7,743	$-

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp
Statements of Operations

	For the Years Ended
	November 30
	2017	2016
Operating expenses
Consulting	$22,295	$-
General and administrative	23,868	35,344
Legal fees	1,264	24,593
Research and development	93,906	-
Total operating expenses	141,333	59,937

Loss from operations	(141,333)	(59,937)

Provision for income taxes	-	-
Net loss	$(141,333)	$(59,937)

Basic and diluted net loss per common share	$(0.01)	$(0.01)

Weighted average common shares outstanding - Basic and diluted	9,711,310	8,580,000

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp
Statements of Changes in Stockholders' Deficit
For the years ended November 30, 2017 and November 30, 2016

	Common Shares		Additional		Total Stockholders'
	Number of Shares	Par Value $0.0001	paid-in- capital	Deficit	Equity (Deficit)

Balance, November 30, 2015	8,580,000	858	30,942	(15,051)	16,749
Foregiveness of related party loan	-	-	5,186	-	5,186
Net loss for the year	-	-	-	(59,937)	(59,937)

Balance, November 30, 2016	8,580,000	$858	$36,128	$(74,988)	$(38,002)
Common shares issued for services	3,000,000	300	29,700	-	30,000
Common shares issued for research and development	939,064	94	93,812	-	93,906
Net loss for the year	-	-	-	(141,333)	(141,333)

Balance, November 30, 2017	12,519,064	$1,252	$159,640	$(216,321)	$(55,429)

(the accompanying notes are an integral part of these audited financial statements)

Global Smart Capital Corp
Statements of Cash Flow

	For the Years Ended
	November 30
	2017	2016
Cash flows from operating activities:
Net loss	$(141,333)	$(59,937)
Adjustments to reconcile net loss to net cash used in operations
Common shares issued for research and development	93,906	-
Stock based compensation	22,295	-
Change in operating assets and liabilities
Decrease in deposit	-	330
Increase (decrease) in accounts payable	-	2,959
Net cash (used in) operating activities	(25,132)	(56,648)

Financing activities:
Overhead paid directly by related party	22,870	-
Loan from related party	2,300	36,543
Net cash provided by financing activities	25,170	36,543

Net (decrease) in cash	38	(20,105)
Cash, beginning	-	20,105
Cash, ending	$38	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-
Supplementary disclosure for non cash investing and financing activities
Debt owing to former director - converted to paid in capital	$-	$5,186

(the accompanying notes are an integral part of these audited financial statements)

GLOBAL SMART CAPITAL CORP

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

NOTE 1 - ORGANIZATION AND OPERATIONS

Global Smart Capital Corp (the “Company”) was incorporated in Nevada on September 18, 2014 (“Inception”) as Todex Corp. and changed its name, on February 2, 2017, to Global Smart Capital Corp. On April 13, 2016, and on December 30, 2016 through changes of control new management was appointed, in February 2017, and is developing a new business plan for the Company.

NOTE 2 - GOING CONCERN

The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company incurred a net loss of $141,333 during the year ended November 30, 2017 and as of the same date had an accumulated deficit of $216,321 compared to a net loss of $59,937 and an accumulated deficit of $74,988 for the year ended November 30, 2016. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

GLOBAL SMART CAPITAL CORP

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

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

Basic and Diluted Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company had no potentially dilutive debt or equity instruments issued and outstanding during the year ended November 30, 2017 and therefore basic and diluted earnings (loss) per share are equal.

GLOBAL SMART CAPITAL CORP

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4 – STOCKHOLDERS’ EQUITY

On August 21, 2017 the Company increased the authorized common stock to 500,000,000 common shares and changed its par value from $0.001 to $ 0.0001 per share. The 10,000,000 preferred shares, with a par value of $0.0001 per share remained unchanged. As of November 30, 2017, and November 30, 2016, the Company had 12,519,064 and 8,580,000 common shares issued and outstanding, respectively. As of the same dates there were no preferred shares issued.

On September 28, 2017, the Company issued 50,000 restricted common shares, to five individuals for services provided, recorded at a cost of $0.10 per share or a total of $5,000.

On November 28, 2017, the Company issued 889,064 restricted common shares to two hundred and forty seven individuals for services provided, recorded at a cost of $0.10 per share or a total of $88,906.

During the year ended November 30, 2017, the Company issued, 3,000,000 restricted common shares recorded at a cost of $0.01 per share for a total cost of $30,000, for consulting services over a six pmonth period. $22,295 was recorded as an expense during the year ended November 30, 2017 and $7,705 was recorded as a prepaid expense at November 30, 2017.

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

On May 6, 2016, and subsequently through November 30, 2016, the, then, current sole Officer and Director made unsecured, non-interest bearing cash advances, to pay operating costs, to the Company, in the amount of $35,043. The entire balance remained unpaid at November 30, 2016.

GLOBAL SMART CAPITAL CORP

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

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

On February 6, 2017, Dominic Chappell, who subsequently resigned on February 22, 2017, appointed the following additional directors and officers:

Mr. Johannes Petrus Roux, Director, Chairman and CEO

Mr. Mak Shee Fu, Director

Mr. Ranxu Fu, Director

On July 17, 2017 the Company issued 3,000,000 common shares recorded at a cost of $0.01 per share for a total of $30,000, to a related party for consulting services, to be provided over a six month period.

During the year ended November 30, 2017, the Company President and Director made unsecured, non-interest bearing cash advances, to pay operating costs, to the Company, in the amount of $26,879, which amount remained unpaid at November 30, 2017.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Contractual

The new management has provided, at no cost, office space on an as needed basis.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. .Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. For the years ended November 30, 2017 and 2016 we used 34% as an effective rate. The Tax Cuts and Jobs Act was enacted on December 22, 2017 which reduced the U.S.corporate statutory tax rate from 35% to 21% for the year ended November 30, 2018.

Net deferred tax liabilities consist of the following components as of November 30, 2017:

	2017	2016

Deferred tax assets:
NOL Carryover	$34,041	$25,496
Valuation allowance	(34,041)	(25,496)
Net deferred tax asset	$-	$-

GLOBAL SMART CAPITAL CORP

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED NOVEMBER 30, 2017 AND 2016

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended November 30, 2017 due to the following:

	2017	2016

Book Income	$(48,053)	$(20,379)
Stock for Services	39,508	-
Other differences	-	(189)
Valuation allowance	8,545	20,568
	$-	$-

At November 30, 2017, the Company had net operating loss carry forwards of approximately $100,100 that may be offset against future taxable income from the year 2018 through 2037. No tax benefit has been reported in this November 30, 2017 financial statement since the potential tax benefit is offset by a valuation allowance of the same amount. Because of the changes in ownership, net operating loss carry forward may be limited as to its use in future years. Income tax years from November 30, 2014 remain subject to examination.

NOTE 8 – SUBSEQUENT EVENTS

On January 22, and February 15, 2018 the Company issued, respectively, for services rendered, 488,359 and 360,591 common restricted shares.

On January 24, 2018 Johannes Roux and Mak Shee Fu resigned from their positions as Co-chairmen and Lou Yunfeng was elected as Chairman and CEO.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, our management, with the participation of our principal executive officer and principal financial officer has conducted an assessment. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Our management, including our principal executive officer and our principal financial officer, conducted an evaluation of the design and operation of our internal control over financial reporting as of November 30, 2017. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at November 30, 2017. The ineffectiveness of our internal control over financial reporting was due to the following material weaknesses which are indicative of many small companies with small staff: (i) inadequate segregation of duties and ineffective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines; (iii) the Company does not have an audit committee; (iv) significant contracts may not be properly documented; and (v) there may be limited communication between officers and the contract person retained to do the accounting detail resulting in incomplete financial information.

Our company plans to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this report on Form 10-K, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending November 30, 2017: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) is largely dependent upon our company securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of our fiscal year ended November 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

On January 24, 2018 Johannes Roux and Mak Shee Fu resigned from their positions as Co-chairmen and Lou Yunfeng was elected as Chairman and CEO.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

Name and Address of Executive Officer and/or Director	Age	Position	Term in Office

Johannes Petrus Roux 796/3 Everfell Close Archwood Dainfern, Johannesburg, South Africa	47	President, Treas and Director	Appointed January 4, 2017.

Shee Fu Mak 40 Jalan Suters 5 Taman Sentosa, Johore Bahru JB 80150, Malaysia	59	Secretary and Director	Appointed January 4, 2017

Fu Ranxu Room 201, Builoding 7, Zone 6, Jia 15 Wanshou Road, Haidian District, Beijing, China	54	Director	Appointed January 4, 2017

Lou Yunfeng	53	Chairman and CEO	Appointed January 24, 2018

Mr. Roux has a background in currency trading, fund raising, bond structuring and financial structures. Mr. Roux was a currency trader with Standard Bank, South Africa from 1999 to 2001 and with Bank Austria in London from 2001 to 2003. Mr. Roux was a senior dealer on the bond desk with Ed Hern Rudolph, South Africa between 2003 and 2005 before becoming treasurer of First Africa Development Corporation in 2005. He is currently the Vice Chairman of Zooom Media. In addition, Mr. Roux was Chairman of Firminy Funds Lmembourg from 2007 until 2010, a position that involved client liaison with buyers in China, bond structuring and fund raising. Mr. Roux was educated in South Africa and holds a marketing degree from Damelin College awarded in 1999. Whilst with Standard Bank, South Africa he was inducted into Standard Bank’s future trading program with special attention to treasury and treasury related problems. Mr. Roux has a distinguished sporting background having represented the Springboks (National Rugby Team) as an international rugby player, 12 times between 1994 and 1996.

Mr. Mak attended Singapore Polytechnic where he received a degree in Mechanical Engineering in 1970. His experience includes positions with United Motor Work Ltd as Application Engineer from 1981 to 1985, when he was promoted to Sales and Application Manager, and Wee Poh Holding Ltd as Development Director in charge of commodity and mineral development projects in Singapore and overseas, a position he held until 1997. He spent time from 1998 to 2000 in Europe, US \ and Africa as President and Vice Chairman of a commodity and mineral trading joint venture. Since 2001, Mr. Mak as co-founder and co-chairman of C2E Energy Inc., USA has been responsible for identifying and implementing Chinese green technology project; with a view to rolling out such projects.

Fu Ranxu, is currently a Director. Aged 54, graduated from Jilin University / Capital University of Economics and Business / Peking University, majoring in Economics and Religion, Mr. Fu has a very high theoretical achievement and enlightenment in the field of philosophy and religion. He has served as directors or senior advisors for a number of listed and unlisted companies. He is a prominent strategist and social activist. Mr. Fu specializes in capital operation, resource integration and top-level structure design. He has extremely thorough and independent analysis on the China capital market as well as industries. He has well established network of high-level contacts. Mr. Fu is in full charge of the Company’s strategic planning. He is a valuable asset of the company.

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

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Executive for the years ended November 30, 2017 and 2016:

Summary Compensation Table

Name and Principal Position	Year Ended November 30,	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)

Johannes Roux, President, Treasurer	2017	0	0	0	0	0	0	0	0

Dominic Chappell	2016	0	0	0	0	0	0	0	0

Mak Shee Fu Secretary	2017	0	0	0	0	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of November 30, 2017 certain information concerning the number of shares of our common stock owned beneficially (1) by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership	% of Class

Johannes Roux 796 Everfell Close Danifern, Johannesburg	common	2,000,000	15.98%

Mak Shee Fu 40 Jalan Sutera 5 Johore Bahru	common	2,000,000	15.98%

Ranxu Fu Room 201, Bldg 7, Zone 6 JIA 15, Wanshou Rd Haidian District Beijing	common	2,000,000	15.98%

Song Wenteng Room 1202, Block B Huajing Plaza, PeiFei Road Xi'an China	common	3,000,000	23.96%

	5% Shareholders and Officers and directors as a group	9,000,000	71.90%

The percent of class is based on 12,519,064 shares of common stock issued and outstanding as of November 30, 2017.

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

On April 5, 2016 the balance payable of $5,168 was forgiven by the former Director and President. Due to the verbal agreement these loans were non-interest bearing, unsecured and due upon demand.

On May 6, 2016, and subsequently through November 30, 2016, the then sole Officer and Director made unsecured, non-interest bearing cash advances, to pay operating costs, to the Company, in the amount of $35,043, which balance, remained unpaid at November 30, 2017. Our current President has made unsecured, non-interest bearing cash advances to pay operating expenses of $24,579 paid directly to services providers and $2,300 cash advances to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit fees

For the years ended November 30, 2017, and 2016 we incurred approximately $7,873 and $7,750, respectively, in fees, to our principal independent accountants, Haynie & Company and Pritchett, Siler and Hardy PC, for professional services rendered in connection with the audit of our financial statements for the years then ended and for the reviews of our financial statements for the quarters ended February 28, May 31, and August 31, of each year.

Audit Related Fees

For the Company’s fiscal year ended November 30, 2017 and 2016, we were not billed for professional services related to our audits, other than the fees discussed in Audit Fees above.

Tax Fees

For the Company’s fiscal years ended November 30, 2017 and 2016, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our auditors.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal years ended November 30, 2017 and 2016.

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

GLOBAL SMART CAPITAL CORP.

Dated: April 22, 2018	By:	/s/ Johannes Roux
Johannes Roux
President and Chief Financial Officer

