Form 10-Q
period 2018-02-28
Global Smart Capital Corp.
filed 2018-05-17
CIK 1625095

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2018

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

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2018, there were 13,368,044 shares of common stock, $0.0001 par value, issued and outstanding.

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

ITEM 1 Financial Statements

Global Smart Capital Corp
Balance Sheets

	February 28	November 30
	2018	2017
	(unaudited)
ASSETS
Current assets
Cash	$785	$38
Prepaid expense	-	7,705
Total current assets	785	7,743

Total assets	$785	$7,743

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$-	$1,250
Loan payable - related party	87,072	61,922
Total current liabilities	87,072	63,172
Commitments and contingencies	-	-

Stockholders' equity (deficit)
Preferred stock; 10,000,000 authorized at $0.0001 par value, none issued and outstanding at February 28, 2018 and November 30, 2017	-	-
Common stock, 500,000,000 shares authorized; $0.0001
par value; 13,368,044 and 12,519,064 issued and outstanding
at February 28, 2018 and November 30, 2017 respectively	1,337	1,252
Additional paid in capital	244,453	159,640
Accumulated deficit	(332,077)	(216,321)
Total stockholders' deficit	(86,287)	(55,429)
Total liabilities and stockholders' deficit	$785	$7,743

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp
Statements of Operations
(unaudited)

	For the Three Months Ended
	February 28
	2018	2017
Operating expenses
Consulting	$7,705	$-
General and administrative	23,153	6,295
Research and development	84,898	-
Total operating expenses	115,756	6,295

Loss from operations	(115,756)	(6,295)

Provision for income taxes	-	-
Net loss	$(115,756)	$(6,295)

Basic and diluted net loss per common share	$(0.01)	$(0.00)

Weighted average common shares outstanding -
Basic and diluted	12,771,932	8,580,000

(the accompanying notes are an integral part of these unaudited financial statements)

Global Smart Capital Corp
Statements of Cash Flow
(unaudited)

	For the Three Months Ended
	February 28
	2018	2017

Cash flows from operating activities:
Net loss	$(115,756)	$(6,295)
Adjustments to reconcile net loss to net cash used in operations
Common shares issued for research and development	84,898	-
Amortization of prepaid expenses	7,705	-
Change in operating assets and liabilities
Increase (decrease) in accounts payable	(1,250)	6,295
Net cash (used in) operating activities	(24,403)	-

Investing activities:
Net cash provided (used in) investing activities	-	-

Financing activities:
Loan from related party	25,150	-
Net cash provided by financing activities	25,150	-

Net (decrease) in cash	747	-
Cash, beginning	38	-
Cash, ending	$785	$-

Supplementary information
Cash paid:
Interest	$-	$-
Income taxes	$-	$-

(the accompanying notes are an integral part of these unaudited financial statements)

GLOBAL SMART CAPITAL CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

NOTE 1 - ORGANIZATION AND OPERATIONS

Global Smart Capital Corp (the "Company") was incorporated in Nevada on September 18, 2014 ("Inception") as Todex Corp. and changed its name, on February 2, 2017, to Global Smart Capital Corp. On April 13, 2016, and on December 30, 2016 through changes of control, new management was appointed and is negotiating to acquire a software platform that allows B2B, B2C, C2C and C2B and believes that the acquisition, if consummated, will produce significant revenues, which, will enable the Company to exist as a going concern.

NOTE 2 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Global Smart Capital Corp have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto for the years ended November 30, 2017 and 2016, contained in the Company’s Form 10-K originally filed with the Securities and Exchange Commission on April 23, 2018. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for years ended November 30, 2017 and 2016 as reported in the Company’s Form 10-K have been omitted.

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

GLOBAL SMART CAPITAL CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Research and Development Costs

Research and development costs include personnel costs, engineering, consulting and contract labor and are expensed as incurred for software development that has not achieved technological feasibility.

Share Based Compensation

Share-based compensation awards issued to non-employees for services are recorded at either the fair value of the services provided or the fair value of the share-based payments, whichever is more readily determinable.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the three months ended February 28, 2018, the Company incurred a net loss attributable to common shareholders of $115,756, and has an accumulated deficit of $332,077. If the Company is unable to generate profits and is unable to continue to obtain financing for its working capital requirements, it may have to curtail its business sharply or cease business altogether. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

GLOBAL SMART CAPITAL CORP

NOTES TO UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2018 AND 2017

NOTE 4 – STOCKHOLDERS’ EQUITY

The Company has authorized capital stock of 500,000,000 common shares with a par value of $ 0.0001 per share and 10,000,000 preferred shares with a par value of $0.0001 per share. The shares of Preferred Stock may be issued from time to time in one or more series. The Board of Directors of the Corporation (the "Board of Directors”) is expressly authorized to provide for the issue of all or any of the shares of the Preferred Stock in one or more series, and to fix the number of shares and to determine or alter for each such series, such voting powers, full or limited, or no voting powers, and such designations, preferences, and relative, participating, optional, or other rights and such qualifications. As of February 28, 2018 and November 30, 2017, the Company had 13,368,044 and 12,519,064 common shares issued and outstanding, respectively. As of the same dates there were no preferred shares issued.

On January 22, 2018 and on February 15, 2018 the Company issued, for services provided, 488,389 and 360,591 common shares to 273 and 141 persons, respectively, recorded at a cost of $0.10 per share or a total of $84,898.

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

During the three months ended February 28, 2018 the Company President and Director made unsecured, non-interest bearing cash advances to the Company, in the amount of $25,150. As of February 28, 2018 and November 30, 2017 the Company owed $87,072 and $61,922 respectively.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2018 through the date the financial statements were available to be issued and has determined that there have been no subsequent events for which disclosure is required.

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

Summary Overview

Going Concern

As a result of our financial condition, we have received a report from our independent registered public accounting firms for our financial statements for the years ended November 30, 2017 and 2016 that includes an explanatory paragraph describing the uncertainty as to our ability to continue as a going concern. In order to continue as a going concern we must effectively balance many factors and begin to generate revenue so that we can fund our operations from our sales and revenues. If we are not able to do this we may not be able to continue as an operating company. At our current revenue and burn rate, our cash on hand will last less than one month, and thus we must raise capital by issuing debt or through the sale of our stock. However, there is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Our new management has an up-dated business model designed to produce revenue within the current fiscal year and is negotiating to acquire a software platform that allows B2B, B2C, C2C and C2B and believes that the acquisition, if consummated, will produce significant revenues, which, will enable the Company to exist as a going concern.

The software in question is a Chinese e-commerce platform that allows for discounts to members from Vendors. It also allows incentives to encourage existing members to introduce new members.

The software is being tried and tested in China in the Hangzhou and Shenzhen areas. We are currently still performing due diligence on the product and product offerings and have issued, 848,980 restricted, common shares to a total of 414 persons, during the quarter ended February 28, 2018, who have tested and are continuing to test the platform.

The individuals, so retained, were hired and supervised by the software developer, to test the application. They were required, on multiple instances, to sign on and access different areas of the application to ensure that there were no major issues in utilizing the platform. Our Company undertook to provide the compensation, to those testers.

Results of Operations

Introduction

On February 6, 2017 new management was appointed in connection with changes of control of the Company. At this time, we do not have an established business plan, but, are evaluating a software platform. However, we are taking steps to provide capital and minimize losses in the absence of a revenue producing business, including: (1) minimizing expenses, (2) raising equity financing, and (3) developing and implementing a new business model. Our management is actively seeking an operating business to acquire or with which to complete a merger.

Revenues

The Company was established on September 18, 2014 and had no revenues for the three months ended February 28, 2018 and 2017.

Operating Expenses

General and administrative expenses were $23,153 and $6,295 respectively for the three months ended February 28, 2018 and 2017 respectively; stock based consulting fees of $7,705 for the three months ended February 28, 2018 compared to $0 for the same period in 2017 and stock based research and development costs of $84,898 for the three months ended February 28, 2018 compared to $0 for the three months ended February 28, 2017. The increase, during the current three months, was due to the increased research activity, incurred, to determine the functionality of the proposed software platform.

Net Loss

Net loss for the three months ended February 28, 2018 increased to $115,756 compared to $6,295 for the three months ended February 28, 2017. Net loss for the three months ended includes $7,705 consulting services and $84,898 of research and development costs, both paid for with common stock.

Liquidity and Capital Resources

Introduction

During the three months ended February 28, 2018 we did not generate any revenue, and we had no operating cash flow. We had $785 cash on hand as of February 28, 2018. Our monthly cash flow burn rate for the three months ended February 28, 2018 was approximately $7,718 per month, consisting, primarily of the normal professional fees and costs associated with public company maintenance. Advances from related parties have been our source of capital for the three months ended February 28, 2018. We will not be able to fund our operations for the next 12 months unless we are able to raise capital from the sale of our stock and/or debt financings. A current officer and director advanced $25,150 during the three months ended February 28, 2018, and during the same period in 2017, paid $8,914 directly to service providers. Although we have moderate short term cash needs, as we implement our business plan and our operating expenses increase we will face strong medium to long term cash needs. We anticipate that these needs will be satisfied through the issuance of debt or the sale of our securities until such time as we can begin a business that will generate revenues and our cash flows from operations will satisfy our cash flow needs.

Our cash and total current assets decreased because we paid operating expenses with loans from related parties and did not generate revenues or raise additional capital, other than the advances referred to above and our total stockholders’ deficit increased to $332,077.

We do not expect to generate revenues until we are able to develop and implement our business plan. In order to repay our obligations in full or in part when due, we will be required to raise significant capital from other sources. There is no assurance, however, that we will be successful in these efforts.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $24,403 during the three months ended February 28, 2018 compared to $0 cash used during the three months ended February 28, 2018. For the three months ended February 28, 2017 the net cash used in operating activities consisted of overhead items paid directly by previous and current officers and directors. All of our outstanding payables, except for $1,250, incurred during the three months ended February 28, 2017 were paid directly by related parties.

Financing

Our net cash provided by financing activities for the three months ended February 28, 2018 was $25,150 provided by a related party compared to $0 provided during the same period in 2017.

ITEM 3 Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of February 28, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of February 28, 2018, our disclosure controls and procedures were not effective.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all errors and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the nine month period ended February 28, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

On January 22, 2018 and on February 15, 2018 the Company issued, for services provided, 488,389 and 360,591 common shares to 273 and 141 persons, respectively, recorded at a cost of $0.10 per share or a total of $84,898.

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

Global Smart Capital Corp

Dated: May 15, 2018	By:	/s/ Johannes P. Roux
	Name:	Johannes P. Roux
	Its:	President

